Form 10-Q
period 1996-06-30
KABELMEDIA HOLDING GMBH
filed 1996-09-05
CIK 1017495

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO RULE 13a - 16 OR 15(d) - 16
   OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ________ to ________

                         COMMISSION FILE NUMBER X-XXXXX

                            KABELMEDIA HOLDING GMBH
             (Exact name of registrant as specified in its charter)

        FEDERAL REPUBLIC OF GERMANY                            NOT APPLICABLE
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                      Identification Number)

                   OBERER STEINWEG 10, 08523 PLAUEN, GERMANY
                    (Address of principal executive offices)

     Registrant's telephone number, including area code: 011-49-3741-26060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  X
                           Yes ________  No  _______

Included in this filing are 14 pages, sequentially numbered in the bottom center of each page.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            KABELMEDIA HOLDING GMBH

                                   FORM 10-Q

                                     INDEX

                                                                                       PAGE
                                                                                       -----
Part I.  Financial Information
     Item 1. Financial Statements (unaudited)
          Condensed consolidated statements of operations -- Three months ended June
          30, 1996 and 1995; Six months ended June 30, 1996 and 1995................
          Condensed consolidated balance sheets -- June 30, 1996 and December 31,
          1995......................................................................
          Condensed consolidated statements of cash flows -- Six months ended June
          30, 1996 and 1995.........................................................
          Notes to condensed consolidated financial statements......................
     Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations........................................................
Part II.  Other Information.........................................................
Signatures..........................................................................

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED JUNE
                                                JUNE 30,                            30,
                                      -----------------------------    -----------------------------
                                       1995       1996       1996       1995       1996       1996
                                      -------    -------    -------    -------    -------    -------
                                           DM         DM      U.S.$         DM         DM      U.S.$
Revenues...........................     6,104     15,735     10,345     11,708     31,062     20,422
Operating costs and expenses
  Operations.......................       885      2,883      1,895      1,740      5,802      3,815
  Selling, general and
     administrative................     3,284      4,656      3,061      6,311      9,026      5,934
  Depreciation and amortization....     4,364     11,660      7,666      8,486     22,391     14,721
                                      -------    -------    -------    -------    -------    -------
Total..............................     8,533     19,199     12,622     16,537     37,219     24,470
                                      -------    -------    -------    -------    -------    -------
Operating loss.....................    (2,429)    (3,464)    (2,277)    (4,829)    (6,157)    (4,048)
Interest expense:
  Bank debt........................     2,076      5,489      3,609      3,978      9,595      6,308
  Subordinated Shareholder Loans...     2,755      4,473      2,941      5,461      8,968      5,896
Minority interest in net (income)
  loss of subsidiaries.............        24        (18)       (12)        45          9          6
                                      -------    -------    -------    -------    -------    -------
Loss before income taxes...........    (7,236)   (13,444)    (8,839)   (14,223)   (24,711)   (16,246)
Income tax expense.................        --        725        477         --        126         83
                                      -------    -------    -------    -------    -------    -------
Net loss...........................    (7,236)   (14,169)    (9,316)   (14,223)   (24,837)   (16,329)
                                      =======    =======    =======    =======    =======    =======

     See accompanying notes to condensed consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    JUNE 30,
                                                          DECEMBER 31,     ---------------------------
                                                              1995            1996            1996
                                                          ------------     -----------     -----------
                                                                    DM              DM           U.S.$
                                                                           (UNAUDITED)     (UNAUDITED)
ASSETS
Cash..................................................         7,866          10,172           6,688
Accounts receivable -- net............................         2,291           2,855           1,878
Inventory.............................................         1,185           1,497             984
Property, plant and equipment -- net..................       235,327         232,797         153,055
Goodwill -- net.......................................       153,155         158,017         103,890
Other assets..........................................        21,041          22,673          14,907
                                                             -------         -------         -------
TOTAL ASSETS..........................................       420,865         428,011         281,402
                                                             =======         =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Accounts payable......................................        13,930           8,889           5,844
Accrued expenses and other liabilities................        21,540          23,174          15,237
Deferred revenue......................................         9,830           9,475           6,229
Bank debt.............................................       228,812         246,644         162,160
Subordinated Shareholder Loans........................       172,638              --              --
                                                             -------         -------         -------
TOTAL LIABILITIES.....................................       446,750         288,182         189,470
Minority interest in subsidiaries.....................         1,727             473             311
SHAREHOLDERS' EQUITY (DEFICIENCY)
Registered capital....................................           100             100              66
Capital contributions.................................        18,187         209,992         138,061
Accumulated deficit...................................       (45,899)        (70,736)        (46,506)
                                                             -------         -------         -------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)...............       (27,612)        139,356          91,621
                                                             -------         -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIENCY)........................................       420,865         428,011         281,402
                                                             =======         =======         =======

     See accompanying notes to condensed consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED JUNE
                                                                              30,
                                                                -------------------------------
                                                                 1995        1996        1996
                                                                -------     -------     -------
                                                                  DM          DM        U.S. $
OPERATING ACTIVITIES
Net cash provided by operating activities...................      2,690       1,174         772
INVESTING ACTIVITIES
Purchases of property, plant and equipment..................     (4,702)     (7,235)     (4,757)
Acquisition of businesses, less cash acquired...............    (33,863)    (14,534)     (9,556)
Acquisition of other assets.................................       (224)       (105)        (69)
                                                                -------     -------     -------
Net cash used in investing activities.......................    (38,789)    (21,874)    (14,382)
FINANCING ACTIVITIES
Proceeds from debt..........................................     27,811      16,974      11,160
Contributions to capital....................................      3,000          --          --
Payments of acquired debt...................................    (15,691)     (4,625)     (3,041)
Payments of capitalized bank financing costs................         --        (400)       (263)
Proceeds from bank overdrafts...............................        678         858         564
Proceeds from Subordinated Shareholder Loans................     19,658      10,199       6,706
                                                                -------     -------     -------
Net cash provided by financing activities...................     35,456      23,006      15,126
Net increase (decrease) in cash and cash equivalents........       (643)      2,306       1,516
Cash and cash equivalents at beginning of period............      2,478       7,866       5,172
                                                                -------     -------     -------
Cash and cash equivalents at end of period..................      1,835      10,172       6,688
                                                                =======     =======     =======

     See accompanying notes to condensed consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Kabelmedia Holding GmbH (the "Company") have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 dated July 23, 1996.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP including those principles specific to the cable television industry. The Company maintains its financial records in accordance with the German Commercial Code, which represents generally accepted accounting principles in Germany ("German GAAP"). Generally accepted accounting principles in Germany vary in certain significant respects from U.S. GAAP. Accordingly, the Company has recorded certain adjustments in order that these unaudited condensed financial statements be in accordance with U.S. GAAP for interim financial information.

     Solely for the convenience of the reader, the accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 1996 have been translated into United States dollars ("U.S. $") at the rate of DM1.521 per $1.00 the Noon Buying Rate of the Federal Reserve Bank of New York on June 28, 1996. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

2.   RELATED PARTY TRANSACTION

     On June 19, 1996, subordinated loans to the Company by certain of its shareholders, including accrued interest thereon, in the aggregate amount of DM 191,805,000 (the "Subordinated Shareholder Loans") were contributed to the capital of Kabelmedia Holding GmbH by such shareholders and the Company's capital surplus was increased by the equivalent amount.

3.   SUBSEQUENT EVENTS

     On July 23, 1996, the Company entered into a new revolving credit facility totalling DM 375,000,000, a working capital facility of DM 20,000,000, and an overdraft facility of DM 5,000,000 with a number of banks (hereafter the "1996 Facility"). The interest rate under the 1996 Facility is based on London Interbank Offered Rates plus a margin ranging from 1.25% per annum to 2.00% per annum, depending on the ratio of senior indebtedness for borrowed money to the Company's annualized operating cash flow. The proceeds received under the 1996 Facility were used to repay obligations under the Company's existing revolving credit facilities as of June 30, 1996 (hereafter the "1995 Facilities"). An extraordinary loss of approximately DM 5,119,000, resulting from the full amortization of unamortized bank financing fees relating to the 1995 Facilities, was recorded in July, 1996.

     On July 29, 1996 the Company issued $100,179,660 of Senior Discount Notes at 13.625% per annum and maturing on August 1, 2006. Cash interest will not accrue on the Senior Discount Notes prior to August 1, 2001. Thereafter, cash interest on the Senior Discount Notes will be payable at a rate of 13.625% per annum, semi-annually in arrears on each February 1 and August 1, commencing February 1, 2002. The Company raised approximately DM 143,700,000 in net proceeds after the payment of underwriting discounts and commissions from the sale of the Senior Discount Notes. These funds, together with an initial draw down of DM 112,000,000 on the 1996 Facility, provided the funds necessary to pay all fees and expenses related to the issuance of the Senior Discount Notes and the origination of the 1996 Facility, to repay the 1995 Facilities and approximately DM 3,500,000 of other bank debt and provided a substantial increase in working capital. On August 30, 1996 the Company repaid DM 5,000,000 of the initial draw down on the 1996 Bank Facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIODS ENDED JUNE 30, 1995 AND 1996

     REVENUES. Revenues increased 157.8% from DM 6,104,000 in the second quarter of 1995 to DM 15,735,000 in the second quarter of 1996. The increase was primarily attributable to a 95.9% increase (from 183,381 to 359,246) in the average monthly number of customers and a 31.5% increase (from DM 11.10 to DM 14.60) in the average monthly revenue per customer from the second quarter of 1995 to the second quarter of 1996. The increase in the Company's average monthly number of customers was primarily related to the acquisitions of cable television companies subsequent to March 31, 1995 which as of the respective dates of the acquisitions, collectively served approximately 175,800 customers. In addition the company acquired approximately 10,500 additional customers by building out its existing cable systems during this same time period. Approximately 77.1% of the increase in the average monthly revenue per customer is attributable to higher average monthly revenue per customer in the cable television companies acquired subsequent to March 31, 1995. The remaining 22.9% of the increase in average monthly revenue per customer is attributable to rate increases implemented since March 31, 1995.

     OPERATING EXPENSES. Operating expenses increased 225.8% from DM 885,000 in the second quarter of 1995 to DM 2,883,000 in the second quarter of 1996, principally as a result of the increased number of personnel related to the cable television companies acquired subsequent to March 31, 1995, increased costs associated with the maintenance of a larger customer base, increased costs associated with updating and maintaining a larger customer base in the billing subscriber system and increased costs under the Company's signal delivery contracts with Deutsche Telekom AG, under which programming is procured for a portion of the Company's cable systems. The increase in costs during the second quarter ended June 30, 1996 associated with the signal delivery contracts with Deutsche Telekom primarily relates to a system in Osnabruk, a Level 4 or B-1 Model, in which Deutsche Telekom owns and operates the head-end and the principal transmission lines. The total increase attributable to this system was approximately DM 1,100,000 compared to the same period in 1995. The Osnabruck system was acquired in September 1995 and had average monthly customers of approximately 25,400 in the second quarter of 1996. Signal delivery fees for Level 4 or B-1 Model systems represent a higher percentage of revenues than applies to the Company's remaining systems, which are predominantly Level 2 systems, where the Company owns the entire cable system from the head-end through the in-house connections, or Level 3 systems, where the Company owns the principal transmission line from the Deutsche Telekom signal delivery connection point through the in-house connections, because the signal delivery fees for such Level 4 or B-1 Model systems include a fee for the rental of Deutsche Telekom's principal transmission lines to the home.

     SELLING GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 41.8% from DM 3,284,000 in the second quarter of 1995 to DM 4,656,000 in the second quarter of 1996, principally as a result of increases in legal and financial consulting costs related to due diligence on acquisitions, the development of accounting and other in-house functions and the increased cost of personnel associated with the cable television companies acquired subsequent to March 31, 1995. As a percent of revenues, selling, general and administrative expenses declined from 53.8% in the second quarter of 1995 to 29.6% in the second quarter of 1996, reflecting higher revenue per subscriber and improved efficiencies.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by 167.2% from DM 4,364,000 in the second quarter of 1995 to DM 11,660,000 in the second quarter of 1996, principally as a result of increased depreciation and amortization associated with the acquisitions of cable television companies and of increased amortization of costs and expenses associated with the origination of the 1995 Facilities.

     INTEREST EXPENSE. Interest expense increased 106.2% from DM 4,831,000 in the second quarter of 1995 to DM 9,962,000 in the second quarter of 1996 as a result of additional indebtedness incurred under the 1995 Facilities, which increased from DM 106,169,000 at June 30, 1995 to DM 237,500,000 at June 30,
1996,
and Subordinated Shareholder Loans, which increased from DM 88,743,000 at June 30, 1995 to DM 191,805,000 at June 19, 1996, at which time they were contributed to the Company's capital surplus. Of the total interest accrued in the second quarter of 1996, DM 4,473,000 related to non-cash interest included in the Subordinated Shareholder Loans.

     NET LOSS. Net Loss increased 95.8% from DM 7,236,000 in the second quarter of 1995 to DM 14,169,000 in the second quarter of 1996 as a result of the factors discussed above.

     EBITDA. In addition to other items, some of which are reflected in its statement of operations data, the Company measures its financial performance by EBITDA. The Company defines EBITDA as earnings (loss) before extraordinary items, minority interests, net interest expense, income taxes and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not a U.S. GAAP measure of income
(loss) or cash flow from operations and should not be considered as an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of liquidity. EBITDA increased significantly from DM 1,935,000 for the three months ended June 30, 1995 to DM 8,196,000 for the three months ended June 30, 1996, primarily as a result of revenues increasing at a faster rate than selling, general and administrative costs and expenses. The Company's EBITDA margin representing EBITDA as a percentage of revenues, improved from 31.7% in the second quarter of 1995 to 52.1% in the second quarter in 1996. Average monthly EBITDA per subscriber increased by 115.9% from DM 3.52 per subscriber in the second quarter of 1995 to DM 7.60 per subscriber in the second quarter of 1996.

SIX-MONTH PERIODS ENDED JUNE 30, 1995 AND 1996

     REVENUES. Revenues increased 165.3% from DM 11,708,000 in the first half of 1995 to DM 31,062,000 in the first half of 1996. The increase was primarily attributable to a 121.3% increase (from 161,939 to 358,409) in the average monthly number of customers and a 19.8% increase (from DM 12.05 to DM 14.44) in the average monthly revenue per customer from the first half of 1995 to the first half of 1996. The increase in the Company's average monthly number of customers was primarily related to acquisitions of cable television companies subsequent to December 31, 1994 which, as of the respective dates of the acquisitions, collectively served approximately 283,500 customers. In addition, the Company acquired approximately 18,600 additional customers by building out its existing cable systems. Approximately 66.6% of the increase in the average monthly revenue per customer is attributable to higher average monthly revenue per customer in the cable television companies acquired subsequent to December 31, 1995. The remaining 33.4% of the increase in average monthly revenue per customer is attributable to rate increases implemented since December 31, 1994.

     OPERATING EXPENSES. Operating expenses increased 233.4% from DM 1,740,000 in the first half of 1995 to DM 5,802,000 in the first half of 1996, principally as a result of the increased number of personnel related to the cable television companies acquired subsequent to December 31, 1994, increased costs associated with the maintenance of a larger customer base, increased costs associated with updating and maintaining a larger customer base in the subscriber billing system and increased costs under the Company's signal delivery contracts with Deutsche Telekom. The increase in costs during the quarter ended June 30, 1996 associated with the signal delivery contracts with Deutsche Telekom primarily relates to a system in Osnabruck, a Level 4 or B-1 Model. The total increase in Deutsche Telekom signal delivery fees attributable to the Osnabruck system was approximately DM 1,926,000 compared to the same period in 1995. The Osnabruck system was acquired in September of 1995 and had average subscribers of approximately 24,500 in the first half of 1996. Signal delivery fees for Level 4 or B-1 systems, in which Deutsche Telekom owns and operates the head-end and the principal transmission lines, represent a higher percentage of revenues than applies to the Company's remaining systems, which are predominantly Level 2 systems, where the Company owns the entire cable system from the head-end through the in-house connections, or Level 3 systems, where the Company owns the principal transmission lines from the Deutsche Telekom signal delivery connection point through the in-house connections, because the signal delivery fees for such Level 4 or B-1 Model systems include a fee for the rental of Deutsche Telekom's principal transmission lines to the home.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 43.0% from DM 6,311,000 in the first half of 1995 to DM 9,026,000 in the first half of 1996, principally as a result of increases in legal and financial consulting costs related to due diligence on acquisitions, the development of accounting and other in-house functions and the increased cost of personnel associated with the cable television companies acquired subsequent to December 31, 1994. As a percent of revenue, selling, general and administrative expenses declined from 53.9% in the first half of 1995 to 29.1% in the first half of 1996, reflecting higher revenue per subscriber and improved efficiencies.

     DEPRECIATION AND AMORTIZATION. Depreciation and Amortization increased by 163.9% from DM 8,486,000 in the first half of 1995 to DM 22,391,000 in the first half in 1996, principally as a result of increased depreciation and amortization associated with the cable television companies acquired subsequent to December 31, 1994 and increased amortization of costs and expenses associated with the 1995 Facilities.

     INTEREST EXPENSE. Interest Expense increased 96.7% from DM 9,439,000 in the first half of 1995 to DM 18,563,000 in the first half of 1996 as a result of additional indebtedness incurred under the 1995 Facilities, which increased from DM 106,168,712 at June 30, 1995 to DM 237,500,000 at June 30, 1996 and
Subordinated Shareholder Loans, including accrued interest thereon, which increased from DM 88,743,000 at June 30, 1995 to DM 191,805,000 at June 19, 1996, at which time they were contributed to the Company's capital surplus. Of the total interest accrued in the first half of 1996, DM 8,968,000 related to non-cash interest on the Subordinated Shareholder Loans.

     NET LOSS. Net Loss increased 74.6% from DM 14,223,000 in the first half of 1995 to DM 24,837,000 in the first half of 1996 as a result of the factors discussed above.

     EBITDA. In addition to other items, some of which are reflected in its statement of operations data, the Company measures its financial performance by EBITDA. The Company defines EBITDA as earnings (loss) before extraordinary items, minority interests, net interest expense, income taxes and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not a U.S. GAAP measure of income
(loss) or cash flow from operations and should not be considered as an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of liquidity. EBITDA increased significantly from DM 3,657,000 for the six months ended June 30, 1995 to 16,234,000 for the six months ended June 30, 1996 primarily as a result of revenues increasing at a faster rate than selling, general and administrative costs and expenses. The Company's EBITDA margin improved from 31.2% in the first half of 1995 to 52.3% in the first half of 1996. EBITDA per average monthly subscriber increased by 100.8% from DM 3.76 per subscriber in the first half of 1995 to DM 7.55 per subscriber in the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied on three sources for necessary funding:

     (i)   borrowings under its bank facilities

     (ii)  loans and contributions from its equity investors and

     (iii) cash flow from operations.

     At June 30, 1996, the Company's aggregate consolidated indebtedness was approximately DM 246,644,000 comprised of DM 237,500,000 of debt outstanding under its 1995 Facilities, and DM 9,144,000 of other bank debt.

     For the six months ended June 30, 1996 the company used cash in investing activities of DM 21,874,000. Such cash uses were primarily related to the acquisition of a cable television company and capital expenditures and to a lesser extent the purchase of additional shares in a partially owned subsidiary. Net cash provided by financing activities amounted to 23,006,000 for the six month period ended June 30, 1996. Such cash was primarily provided by increased borrowings under the 1995 Facilities and an advance by an equity investor on the Subordinated Shareholder Loans on May 30, 1996. Repayments of DM 4,625,000 were made to retire the debt of cable television companies that were acquired.

     Capital expenditures of DM 7,235,000 for the six month period ended June 30, 1996, were related to the continued construction, expansion and upgrading of existing systems. Over the six month period ended June 30, 1996 the Company acquired approximately 1,200 customers by building out its existing systems and increasing penetration of such systems. The Company has only minimal commitments to make capital expenditures under the terms of concession or franchise agreements or otherwise, but anticipates that it will continue to increase its capital expenditures in the near future to further expand and upgrade existing cable systems once they have been acquired. To the extent cash flow is not sufficient to fund its capital expenditures, the Company expects to borrow the necessary funds under the 1996 Facility.

     Substantial amounts of depreciation and amortization expense and noncash interest on Subordinated Shareholder Loans continued to contribute to the net losses experienced by the Company. These expenses, however, do not result in an outflow of cash.

     The Company believes that EBITDA provides a more meaningful measure of fixed cost coverage than does a deficiency of earnings to fixed charges. EBITDA amounts in each period are not solely available to satisfy cash interest expense amounts payable by the Company and may also be required for other corporate purposes, including increases in working capital, principal payments on debt and capital expenditures. EBITDA for the three and six month periods ended June 30, 1996 was DM 8,196,000 and DM 16,234,000, respectively. Interest on bank debt for the same three and six month periods was DM 5,489,000 and DM 9,595,000, respectively.

     On July 29, 1996 the company raised approximately DM 143,700,000 in net proceeds after the payment of underwriting commissions and discounts from the sale of Senior Discount Notes. These funds coupled with an initial draw down of DM 112,000,000 on the 1996 Facility provided the funds necessary to pay all fees and expenses related to the issuance of the Senior Discount Notes and the origination of the 1996 Facility, to repay the 1995 Facilities and approximately DM 3,500,000 of other Bank Debt and provided a substantial increase in working capital. On August 30, 1996 the Company repaid DM 5,000,000 of the initial draw down on the 1996 Bank Facility.

TREASURY POLICIES

     The Company's results of operations have not been significantly affected by exchange rates because substantially all of its revenues, operating expenses and interest expense have been in Deutsche Mark. On July 23, 1996 the Company raised $100,179,600 through the sale of Senior Discount Notes, which are denominated in U.S. dollars, and therefore the Company will encounter currency exchange rate risk in the future. The Company is considering entering into transactions to hedge the risk of exchange rate fluctuations. Derivative products will not be used to enhance returns.

                           PART II. OTHER INFORMATION

ITEM 6  EXHIBITS AND REPORTS AND FORM 8-K

     (a)  Exhibits

        None.

     (b)  Reports and Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KABELMEDIA HOLDING GMBH

                                          /s/ BEN BARTEL
                                            Ben Bartel
                                            Chief Executive Officer and
                                            Managing Director

                                          /s/ PAUL THOMASON
                                            Paul Thomason
                                            Chief Financial Officer and
                                             Controller

Dated: September 5, 1996