Form 10-Q
period 1996-09-30
KABELMEDIA HOLDING GMBH
filed 1996-11-14
CIK 1017495

================================================================================


                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO RULE 13a - 16 OR 15(d) - 16
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d))
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ________ to ________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes           No    X
                               ________      _______


Included in this filing are      pages, sequentially numbered in the bottom
center of each page.


================================================================================

                            KABELMEDIA HOLDING GMBH

                                   FORM 10-Q

                                     INDEX


                                                                                       PAGE
                                                                                       -----
Part I.  Financial Information
     Item 1. Financial Statements (unaudited)
          Condensed consolidated statements of operations -- Three months ended
            September 30, 1996 and 1995; Nine months ended September 30, 1996 and
            1995....................................................................       3
          Condensed consolidated balance sheets -- September 30, 1996 and
            December 31, 1995.......................................................       4
          Condensed consolidated statements of cash flows -- Nine months ended
            September 30, 1996 and 1995.............................................       5
          Notes to condensed consolidated financial statements......................       6
     Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................       8
Part II.  Other Information.........................................................      12
Signatures..........................................................................      13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                       FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                      -----------------------------    -----------------------------
                                       1995       1996       1996       1995       1996       1996
                                      -------    -------    -------    -------    -------    -------
                                           DM         DM      U.S.$         DM         DM      U.S.$
Revenues...........................     7,607     16,661     10,911     19,315     47,723     31,253
Operating costs and expenses:
  Operations.......................     1,144      3,374      2,210      2,884      9,176      6,009
  Selling, general and
     administrative................     3,726      4,803      3,145     10,037     13,829      9,056
  Depreciation and amortization....     5,422     12,232      8,010     13,908     34,623     22,674
                                      -------    -------    -------    -------    -------    -------
Total..............................    10,292     20,409     13,365     26,829     57,628     37,739
                                      -------    -------    -------    -------    -------    -------
Operating loss.....................    (2,685)    (3,748)    (2,454)    (7,514)    (9,905)    (6,486)
Interest expense:
  Bank debt........................     3,059      2,033      1,331      7,037     11,628      7,615
  Senior Discount Notes............         0      3,609      2,363          0      3,609      2,363
  Subordinated Shareholder Loans...     3,217          0          0      8,678      8,968      5,873
  Unrealized foreign currency
     transaction loss..............         0      4,063      2,661          0      4,063      2,661
Minority interest in net loss of
  subsidiaries.....................        35         14          9         80         23         15
                                      -------    -------    -------    -------    -------    -------
Loss before income taxes...........    (8,926)   (13,439)    (8,800)   (23,149)   (38,150)   (24,983)
Income tax benefit (expense).......       221       (174)      (114)       221       (300)      (196)
                                      -------    -------    -------    -------    -------    -------
Net loss before extraordinary
  item.............................    (8,705)   (13,613)    (8,914)   (22,928)   (38,450)   (25,179)
Extraordinary item.................    (2,670)    (5,322)    (3,485)    (2,670)    (5,322)    (3,485)
                                      -------    -------    -------    -------    -------    -------
Net loss...........................   (11,375)   (18,935)   (12,399)   (25,598)   (43,772)   (28,664)
                                      =======    =======    =======    =======    =======    =======


     See accompanying notes to condensed consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                  SEPTEMBER 30,
                                                          DECEMBER 31,     ---------------------------
                                                              1995            1996            1996
                                                          ------------     -----------     -----------
                                                               DM              DM             U.S.$
                                                                           (UNAUDITED)     (UNAUDITED)
Cash..................................................         7,866           3,693           2,418
Accounts receivable -- net............................         2,291           2,639           1,728
Inventory.............................................         1,185           1,848           1,210
Property, plant and equipment -- net..................       235,327         233,939         153,202
Goodwill -- net.......................................       153,155         151,562          99,255
Other assets..........................................        21,041          28,297          18,531
                                                             -------         -------         -------
TOTAL ASSETS..........................................       420,865         421,978         276,344

Accounts payable......................................        13,930           5,553           3,637
Accrued expenses and other liabilities................        21,540          18,472          12,096
Deferred revenue......................................         9,830           9,800           6,418
Bank debt.............................................       228,812         110,493          72,360
Senior Discount Notes.................................             0         156,680         102,606
Subordinated Shareholder Loans........................       172,638               0               0
                                                             -------         -------         -------
TOTAL LIABILITIES.....................................       446,750         300,998         197,117
Minority interest in subsidiaries.....................         1,727             459             301
SHAREHOLDERS' EQUITY (DEFICIENCY)
Registered capital....................................           100          10,000           6,549
Capital contributions.................................        18,187         200,192         131,101
Accumulated deficit...................................       (45,899)        (89,671)        (58,724)
                                                             -------         -------         -------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)...............       (27,612)        120,521          78,926
                                                             -------         -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIENCY)........................................       420,865         421,978         276,344
                                                             =======         =======         =======


     See accompanying notes to condensed consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                          ---------------------------------------
                                                             1995          1996          1996
                                                            -------      --------      --------
                                                              DM            DM          U.S. $
OPERATING ACTIVITIES
Net cash provided by operating activities...............      1,489           581           380
INVESTING ACTIVITIES
Purchases of property, plant and equipment..............     (7,953)      (14,829)       (9,711)
Acquisition of businesses, less cash acquired...........    (76,289)      (14,768)       (9,671)
Acquisition of other assets.............................       (304)         (105)          (69)
                                                            -------       -------       -------
Net cash used in investing activities...................    (84,546)      (29,702)      (19,451)
FINANCING ACTIVITIES
Proceeds from bank debt.................................    115,569       119,181        78,049
Repayment of 1995 Facilities............................          0      (237,500)     (155,534)
Proceeds from Senior Discount Notes.....................          0       149,008        97,583
Contributions to capital................................      3,000           100            65
Payments of acquired debt...............................    (73,918)       (4,625)       (3,029)
Payments of capitalized financing costs.................     (6,047)      (11,415)       (7,475)
Proceeds from Subordinated Shareholder Loans............     65,211        10,199         6,679
                                                            -------       -------       -------
Net cash provided by financing activities...............    103,815        24,948        16,338
                                                            -------       -------       -------
Net increase (decrease) in cash and cash equivalents....     20,758        (4,173)       (2,733)
Cash and cash equivalents at beginning of period........      2,478         7,866         5,151
                                                            -------       -------       -------
Cash and cash equivalents at end of period..............     23,236         3,693         2,418
                                                            =======       =======       =======


     See accompanying notes to condensed consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements of Kabelmedia Holding GmbH (the "Company") have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 dated July 23, 1996.


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


     Solely for the convenience of the reader, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 1996 have been translated into United States dollars ("U.S. dollars" or "$") at the rate of DM1.527 per $1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on September 30, 1996. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.


2.   DEBT


     On July 23, 1996, the Company entered into a new revolving credit facility totaling DM375,000,000, a working capital facility of DM20,000,000, and an overdraft facility of DM5,000,000 with a number of banks (collectively the "1996 Facility"). The interest rate under the 1996 Facility is based on London Interbank Offered Rates plus a margin ranging from 1.25% per annum to 2.00% per annum, depending on the ratio of indebtedness for borrowed money to the Company's annualized operating cash flow. The proceeds received under the 1996 Facility were used to repay obligations as of July 29, 1996 under the Company's existing revolving credit facilities (collectively the "1995 Facilities"). An extraordinary loss of approximately DM5,322,000, resulting from the full amortization of unamortized bank financing fees relating to the 1995 Facilities, was recorded in July, 1996. Financing fees associated with the 1996 Facility of approximately DM6,000,000 were capitalized and are being amortized over the life of the 1996 Facility.



     On July 29, 1996 the Company issued $100,180,000 of Senior Discount Notes at 13.625% per annum and maturing August 1, 2006. Cash interest will not accrue on the Senior Discount Notes prior to August 1, 2001. Thereafter, cash interest on the Senior Discount Notes will be payable at a rate of 13.625% per annum, semi-annually in arrears on each February 1 and August 1, commencing February 1, 2002. The Company raised approximately DM143,700,000 in net proceeds after the payment of underwriting discounts and commissions from the sale of the Senior Discount Notes. These funds, together with an initial draw down of DM112,000,000 on the 1996 Facility, provided the funds necessary to pay all fees and expenses related to the issuance of the Senior Discount Notes and the origination of the 1996 Facility, to repay the 1995 Facilities and approximately DM3,500,0000 of other bank debt and, the Company believes, provided a substantial increase in the borrowing capacity of the Company. On August 30, 1996 the Company repaid DM5,000,000 of the initial drawdown on the 1996 Facility.


3.   REGISTERED CAPITAL


     During the third quarter, the Company converted DM9,800,000 of capital contributions to registered capital to permit it to more easily deal with limitations on the issuance of fractional shares under German Law.


4.   SUBSEQUENT EVENT


     The Company entered into several foreign currency forward contracts subsequent to September 30, 1996 to hedge the U.S. dollar denominated Senior Discount Notes. The contracts allow the Company to purchase U.S. dollars at prices between DM1.4385 and DM1.4614 per U.S. dollar during the period between October 4, 2001 and October 31, 2001. In aggregate the Company has entered into contracts for the purchase of up to $100,000,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1996


     REVENUES. Revenues increased 119% from DM7,607,000 in the third quarter of 1995 to DM16,661,000 in the third quarter of 1996. The increase was primarily attributable to a 51% increase (from 238,902 to 360,775) in the average monthly number of customers and a 45% increase (from DM10.61 to DM15.39) in the average monthly revenue per customer from the third quarter of 1995 to the third quarter of 1996. The increase in the Company's average monthly number of customers was primarily related to the acquisitions of cable television companies subsequent to June 30, 1995 which, as of the respective dates of the acquisitions, collectively served approximately 158,408 customers. In addition, the Company acquired approximately 9,165 additional customers by building out its existing cable systems during this same time period. Approximately 82% of the increase in the average monthly revenue per customer is attributable to higher average monthly revenue per customer in the cable television companies acquired subsequent to June 30, 1995. The remaining 18% of the increase in average monthly revenue per customer is attributable to rate increases implemented since June 30, 1995.



     OPERATING EXPENSES. Operating expenses increased 195% from DM1,144,000 in the third quarter of 1995 to DM3,374,000 in the third quarter of 1996, principally as a result of the increased number of personnel related to the cable television companies acquired subsequent to June 30, 1995, increased costs associated with the maintenance of a larger customer base, increased costs associated with updating and maintaining a larger customer base in the subscriber billing system and increased costs under the Company's signal delivery contracts with Deutsche Telekom AG, under which programming is procured for a portion of the Company's cable systems. The increase in costs during the quarter ended September 30, 1996 associated with the signal delivery contracts with Deutsche Telekom primarily relate to a system in Osnabruck, a Level 4 or B-1 Model System, in which Deutsche Telekom owns and operates the head-end and principal transmission lines. The total increase attributable to this system was approximately DM963,000 compared to the same period in 1995. The Osnabruck system was acquired in September 1995 and had approximately 25,500 average monthly customers in the third quarter of 1996. Signal delivery fees for Level 4 or B-1 Model Systems represent a higher percentage of revenues than applies to the Company's remaining systems, which are predominantly Level 2 or Level 3 Systems, where the Company owns the principal transmission line from its own head-end or the Deutsche Telekom signal delivery connection point through the in-house connections, because the signal delivery fees for such Level 4 or B-1 Model Systems include a fee for the rental of Deutsche Telekom's principal transmission lines to the home.



     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 29% from DM3,726,000 in the third quarter of 1995 to DM4,803,000 in the third quarter of 1996, principally as a result of increases in legal and financial consulting costs related to due diligence on acquisitions, the development of accounting and other in-house functions and the increased cost of personnel associated with the cable television companies acquired subsequent to June 30, 1995. Included in selling, general and administrative expenses for the three months ended September 30, 1996 were severance expenses of DM48,000 and system audit expenses of approximately DM200,000. As a percent of revenue, selling, general and administrative expenses declined from 49% in the third quarter of 1995 to 29% in the third quarter of 1996, reflecting higher revenue per subscriber and improved efficiencies.



     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by 126% from DM5,422,000 in the third quarter of 1995 to DM12,232,000 in the third quarter of 1996, principally as a result of increased assets associated with acquisitions of cable television companies.



     INTEREST EXPENSE. Interest expense decreased by 10% from DM6,276,000 in the third quarter of 1995 to DM5,642,000 in the third quarter of 1996 as a result of reduced indebtedness. Total indebtedness decreased from DM301,087,000 on September 30, 1995 to DM267,173,000 on September 30, 1996. On June 19, 1996,
subordinated loans to the Company by certain of its shareholders of DM167,836,000 plus all accrued and unpaid interest thereon of DM23,969,000 ("Subordinated Shareholder Loans") were converted to shareholder capital. Bank indebtedness decreased from DM228,812,000 on December 31, 1995 to DM110,493,000 on September 30, 1996. The
Company raised DM149,008,000 by issuing Senior Discount Notes. At September 30, 1996 the balance on the Senior Discount Notes was DM156,680,000, reflecting accretion of interest and the foreign exchange currency loss on the translation of the U.S. dollar denominated Senior Discount Notes into Deutsche Mark at September 30, 1996. Of the total interest expense in the third quarter of 1996, DM3,609,000 related to non-cash interest on the Senior Discount Notes.



     FOREIGN CURRENCY LOSS. The Company recorded an unrealized foreign currency transaction loss related to its U.S. dollar denominated Senior Discount Notes, reflecting the decrease in value of the Deutsche Mark against the U.S. dollar between July 29, 1996 and September 30, 1996 from DM1.4874 to DM1.5270 per U.S. dollar.



     EXTRAORDINARY LOSS. On July 29, 1996 the Company repaid and cancelled its 1995 Facilities. All unamortized fees and expenses associated with the 1995 Facilities were fully amortized as of that date.



     NET LOSS. Net loss increased DM7,560,000 from DM11,375,000 in the third quarter of 1995 to DM18,935,000 in the third quarter of 1996 as a result of the factors discussed above.



     EBITDA. In addition to other items, some of which are reflected in its statement of operations data, the Company measures its financial performance by EBITDA. The Company defines EBITDA as earnings (loss) before extraordinary items, minority interests, net interest expense, income taxes and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not a U.S. GAAP measure of income
(loss) or cash flow from operations and should not be considered as an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of liquidity. EBITDA increased significantly from DM2,737,000 for the three months ended September 30, 1995 to DM8,484,000 for the three months ended September 30, 1996, primarily as a result of revenues increasing at a faster rate than operating, selling, general and administrative costs and expenses. The Company's EBITDA margin, representing EBITDA as a percentage of revenues, improved from 36% in the third quarter of 1995 to 51% in the third quarter of 1996. Average monthly EBITDA per subscriber increased by 105% from DM3.82 per subscriber in the third quarter of 1995 to DM7.84 per subscriber in the third quarter of 1996.


NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1996


     REVENUES. Revenues increased 147% from DM19,315,000 in the first nine months of 1995 to DM47,723,000 in the first nine months of 1996. The increase was primarily attributable to a 76% increase (from 204,227 to 359,306) in the average monthly number of customers and a 40% increase (from DM10.51 to DM14.75) in the average monthly revenue per customer from the first nine months of 1995 to the first nine months of 1996. The increase in the Company's average monthly number of customers was primarily related to acquisitions of cable television companies subsequent to December 31, 1994 which, as of the respective dates of the acquisitions, collectively served approximately 283,500 customers. In addition, the Company acquired approximately 17,915 additional customers by building out its existing cable systems. Approximately 88% of the increase in the average monthly revenue per customer is attributable to higher average monthly revenue per customer in the cable television companies acquired subsequent to December 31, 1994. The remaining 12% of the increase in average monthly revenue per customer is attributable to rate increases implemented since December 31, 1994.



     OPERATING EXPENSES. Operating expenses increased 218% from DM2,884,000 in the first nine months of 1995 to DM9,176,000 in the first nine months of 1996, principally as a result of the increased number of personnel related to the cable television companies acquired subsequent to December 31, 1994, increased costs associated with the maintenance of a larger customer base, increased costs associated with updating and maintaining a larger customer base in the subscriber billing system and increased costs under the Company's signal delivery contracts with Deutsche Telekom. The increase in costs during the nine months ended September 30, 1996 associated with the signal delivery contracts with Deutsche Telekom primarily relates to a system in Osnabruck, a Level 4 or B-1 Model System. The total increase in Deutsche Telekom signal delivery fees attributable to the Osnabruck system was approximately DM2,889,000 compared to the same period in 1995. The Osnabruck system was acquired in September of 1995 and had average subscribers of approximately 25,200 for the nine months ended September 30, 1996. Signal delivery fees for Level 4 or B-1 Model Systems represent a higher percentage of revenues than applies to the Company's remaining systems, which are predominantly Level 2 or Level 3 systems, because the signal delivery fees for such Level 4 or B-1 Model Systems include a fee for the rental of Deutsche Telekom's principal transmission lines to the home.



     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 38% from DM10,037,000 in the first nine months of 1995 to DM13,829,000 in the first nine months of 1996, principally as a result of increases in legal and financial consulting costs related to due diligence on acquisitions, the development of accounting and other in-house functions and the increased cost of personnel associated with the cable television companies acquired subsequent to December 31, 1994. As a percent of revenue, selling, general and administrative expenses declined from 52% in the first nine months of 1995 to 29% in the first nine months of 1996, reflecting higher revenue per subscriber and improved efficiencies.



     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by 149% from DM13,908,000 in the first nine months of 1995 to DM34,623,000 in the first nine months in 1996, principally as a result of increased assets associated with the cable television companies acquired subsequent to December 31, 1994.



     INTEREST EXPENSE. Interest expense increased 54% from DM15,715,000 in the first nine months of 1995 to 24,205,000 in the first nine months of 1996 as a result of additional indebtedness. Total average indebtedness increased from DM192,457,000 to DM333,992,000. Of the total interest expense in the first nine months of 1996, DM8,968,000 related to non-cash interest included in the Subordinated Shareholder Loans, which were contributed to the Company's capital on June 19, 1996, and DM3,609,000 related to non-cash interest on the Senior Discount Notes.



     FOREIGN CURRENCY LOSS. The Company recorded an unrealized foreign currency transaction loss related to its U.S. dollar denominated Senior Discount Notes, reflecting the decrease in value of the Deutsche Mark against the U.S. dollar between July 29, 1996 and September 30, 1996 from DM1.4874 to DM1.5270 per U.S. dollar.


     EXTRAORDINARY LOSS. On July 29, 1996 the Company repaid and cancelled its 1995 Facilities. All fees and expenses associated with the 1995 Facilities were fully amortized as of that date.


     NET LOSS. Net loss increased DM18,174,000 from DM25,598,000 in the first nine months of 1995 to DM43,772,000 in the first nine months of 1996 as a result of the factors discussed above.



     EBITDA. EBITDA increased significantly from DM6,394,000 for the nine months ended September 30, 1995 to DM24,718,000 for the nine months ended September 30, 1996 primarily as a result of revenues increasing at a faster rate than operating, selling, general and administrative costs and expenses. The Company's EBITDA margin improved from 33% in the first nine months of 1995 to 52% in the first nine months of 1996. Average monthly EBITDA per subscriber increased by 120% from DM3.47 per subscriber in the first nine months of 1995 to DM7.64 per subscriber in the first nine months of 1996.


LIQUIDITY AND CAPITAL RESOURCES


     The Company has historically relied on three sources for necessary funding:



     (i)   borrowings under its bank facilities and Senior Discount Notes;



     (ii)  loans and contributions from its equity investors; and


     (iii) cash flow from operations.

     At September 30, 1996, the Company's aggregate consolidated indebtedness was approximately DM267,173,000, comprised of DM107,000,000 of debt outstanding under its 1996 Facility, DM3,493,000 of other bank debt, and DM156,680,000 of Senior Discount Notes.



     For the nine months ended September 30, 1996, the Company used cash in investing activities of DM29,702,000. Such cash uses were primarily related to the acquisition of a cable television company and capital expenditures and to a lesser extent the purchase of additional shares in a majority-owned subsidiary. Net cash provided by financing activities amounted to DM24,948,000. Such cash was primarily provided by the Senior Discount Notes, borrowings under the 1996 Facilities and an advance by an equity investor included in the Subordinated Shareholder Loans on May 30, 1996. The Subordinated Shareholder Loans were converted to capital on June 19, 1996. Repayments of DM4,625,000 were made to retire the debt of cable television companies that were acquired.



     Capital expenditures of DM14,829,000 for the nine-month period ended September 30, 1996 were related to the continued construction, expansion and upgrading of existing systems. Over the nine-month period ended September 30, 1996, the Company added customers by building out its existing and newly acquired systems and increasing penetration of such systems. The Company has only minimal commitments to make capital expenditures under the terms of concession or franchise agreements or otherwise, but anticipates that it will continue to increase its capital expenditures in the near future to further upgrade existing cable systems and to expand and upgrade new cable systems once they have been acquired. To the extent cash flow from operations is not sufficient to fund its capital expenditures, the Company expects to borrow the necessary funds under the 1996 Facility.



     Substantial amounts of depreciation and amortization expense and non-cash interest which accrued on Subordinated Shareholder Loans and the Senior Discount Notes continued to contribute to the net losses experienced by the Company. These expenses, however, do not result in an outflow of cash.



     The Company believes that EBITDA provides a more meaningful measure of fixed cost coverage than does a deficiency of earnings to fixed charges. EBITDA amounts in each period are not solely available to satisfy cash interest expense amounts payable by the Company and may also be required for other corporate purposes, including increases in working capital, principal payments on debt and capital expenditures. EBITDA for the three- and nine-month periods ended September 30, 1996 was DM8,484,000 and DM24,718,000, respectively. Total interest expense for the same three- and nine-month periods was DM5,642,000 and DM24,205,000, respectively. Of the total interest expense in the three- and nine-month periods, DM3,609,000 and DM12,577,000, respectively, related to non-cash interest on the Senior Discount Notes and Subordinated Shareholder Loans.



     On July 29, 1996, the Company raised approximately DM143,700,000 in net proceeds from the sale of Senior Discount Notes. These funds, together with an initial draw down of DM112,000,000 on the 1996 Facility, provided the funds necessary to pay all fees and expenses related to the issuance of the Senior Discount Notes and the origination of the 1996 Facility, to repay the 1995 Facilities and approximately 3,500,000 of other bank debt and, the Company believes, provided a substantial increase in the borrowing capacity of the Company. On August 30, 1996, the Company repaid DM5,000,000 of the initial draw down on the 1996 Facility. At September 30, 1996, the Company had DM107,000,000 outstanding under its 1996 Facility.


TREASURY POLICIES


     On July 29, 1996, the Company raised $ 100,180,000 through the sale of Senior Discount Notes, which are denominated in U.S. dollars, and therefore the Company will encounter currency exchange rate risk. For the third quarter ended September 30, 1996, the Company recorded an unrealized foreign currency transaction loss of DM4,063,000 on the translation of the U.S. dollar denominated Senior Discount Notes into Deutsche Marks at September 30, 1996. Subsequent to the quarter ended September 30, 1996, the Company entered into foreign currency forward contracts for delivery of $100,000,000 at the end of five years at prices ranging from DM1.4385 to DM1.4614 per U.S. dollar, to hedge the U.S. dollar denominated Senior Discount Notes.

                           PART II. OTHER INFORMATION

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KABELMEDIA HOLDING GMBH



                                          Ben Bartel
                                          Chief Executive Officer and
                                          Managing Director

                                          Paul Thomason
                                          Chief Financial Officer and Controller

Dated: November  14, 1996