Form 10-Q/A
period 1996-09-30
KABELMEDIA HOLDING GMBH
filed 1996-11-25
CIK 1017495

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AMENDMENT FILING

                                 Form 10-Q/A

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

                                                  X
                           Yes ________  No  _______


Included in this filing are 4 pages, sequentially numbered in the bottom center of each page.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27 - Financial Data Schedule.

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