Form 10-K
period 1996-12-31
KABELMEDIA HOLDING GMBH
filed 1997-03-28
CIK 1017495

================================================================================

                                   Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO RULE 13a - 16 OR 15(d) - 16
   OF THE SECURITIES EXCHANGE ACT OF 1934
   For the year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ________ to ________

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

                            KABELMEDIA HOLDING GMBH

                                   FORM 10-K

                                     INDEX

                                                                                       PAGE
                                                                                       -----
Part I.
     Item 1. Business................................................................      3
     Item 2. Properties..............................................................     11
     Item 3. Legal Proceedings.......................................................     11
     Item 4. Submission of Matters to a Vote of Security-Holders.....................     11
     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters...     11
Part II.
     Item 6. Selected Consolidated Financial Data....................................     12
     Item 7. Management's Discussion and Analysis of Financial Condition and Results
             of Operations...........................................................     14
     Item 8. Financial Statements....................................................     19
     Item 9. Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...................................................     34
     Item 10. Directors and Executive Officers of Registrant.........................     34
Part III.
     Item 11. Executive Compensation.................................................     37
     Item 12. Security Ownership of Certain Beneficial Owners and Management.........     38
     Item 13. Certain Relationships and Related Transactions.........................     40
Part IV.
     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........     44

                                     PART I

ITEM 1.  BUSINESS

     The Company acquires, owns and operates cable television systems that serve primarily medium- and small-sized communities in Germany. Principally as a result of completing 14 acquisitions since its inception in 1992, the Company owned and operated cable systems passing approximately 495,311 homes and serving approximately 362,940 customers as of December 31, 1996. In addition, on January 31, 1997 the Company acquired the shares of Antenna-Lindemann GmbH ("Magdeburg") for a total consideration of DM20,000,000. Magdeburg operates a cable system which passed 20,110 homes and served approximately 19,300 customers at the date of the acquisition.

     The Company has followed a systematic approach in acquiring, consolidating and operating cable television systems, based on the goal of increasing operating cash flow while maintaining or improving service standards. A key element of the Company's strategy is to expand its existing regional clusters of cable television systems and to establish new regional clusters of systems large enough to serve as cores for new operating regions. In addition, the Company aggressively consolidates cable systems following their acquisition to improve operating performance by eliminating duplicative personnel and office locations, creating regional customer service centers and signal distribution facilities and centralizing corporate support functions, including accounting, billing, marketing and technical and administration services.

     The Company's cable television systems are organized into six operating regions: the Plauen Region, the Leipzig Region, the Berlin Region and the Dresden Region, all of which are located within the New German States, and the Stuttgart Region and the Osnabruck Region, both of which are located within the Old German States. The following table sets forth certain information relating to the Company's cable television systems within each of these regions as of December 31, 1996.

                                PLAUEN    LEIPZIG(2)   BERLIN    DRESDEN   STUTTGART   OSNABRUCK
                                REGION      REGION     REGION    REGION     REGION       REGION      TOTAL
                                -------   ----------   -------   -------   ---------   ----------   -------
Homes passed..................   36,526     200,778     45,959    50,260      80,823      80,965    495,311
Customers.....................   32,102     168,971     37,595    42,787      42,196      39,289    362,940
Penetration (1)...............    87.9%       84.2%      81.8%     85.1%       52.2%       48.5%      73.3%

---------------

(1) Customers as a percentage of homes passed.

(2) Magdeburg passes 20,110 homes and serves 19,300 subscribers and will be included as part of the Leipzig Region in 1997.

RECENT DEVELOPMENTS

     In 1996, the Company acquired shares of Kabelcom Osnabruck Gesellschaft fur Breibandkabelkommunikation mbH & Co. KG (Kabelcom), increasing its ownership in this entity to 99% at December 31, 1996. The Company acquired the shares for total consideration of DM1,740,000, including brokerage commissions of DM554,000. The remaining 1% of Kabelcom is owned by Kabelcom Osnabruck Gesellschaft fur Breitbandkabelkommunikation mbH of which the Company owns 66%. At December 31, 1996 Kabelcom had 27,447 subscribers.

     On June 30, 1996, the Company acquired the cable television networks of two companies known as IHACO and UML. The total consideration paid for these networks was DM3,485,000. Prior to the acquisition Kabelmedia leased these networks from IHACO and UML. The acquisition resulted in a net decrease in monthly operating lease expense of approximately DM67,000.

     On December 12, 1996, the Board of Directors approved a reorganization plan providing for the relocation of the Company's headquarters to Frankfurt, Germany. A special reserve of DM1,611,000 was taken on December 31, 1996 to provide for the costs and expenses associated with this reorganization.

     On December 30, 1996, Kabelmedia entered into a ten year software license agreement for a new subscriber management system with a major provider of billing subscriber services. The Company will transition from its existing billing subscriber system to the new system over the next twelve months. Annual consideration amounts to approximately 2% of annual revenues, subject to a minimum of $1,000,000 in each year.

     On January 31, 1997, the Company acquired the shares of Antenna Lindemann for a total consideration of DM20,000,000. Antenna Lindemann passed approximately 20,110 homes and served 19,300 subscribers at the date of the acquisition.

NETWORK CONFIGURATION

     The Company emphasizes high technological standards in its cable television systems and considers the application of new technology on the basis of cost-effectiveness, enhancement of product quality and service delivery and industry-wide acceptance.

     As of December 31, 1996, substantially all of the Company cable systems had bandwidths of at least 450MHz and were capable of distributing over 40 channels, and virtually all of the Company's cable systems utilized star architecture.

     The Company monitors and evaluates new technological developments on the basis of its ability to make optimal use of its existing assets and to anticipate the introduction of new services and program delivery capabilities. The use of fiber optic as an enhancement to coaxial cable is playing a significant role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels. To date, the Company has chosen not to implement fiber optic technology in its systems, primarily because virtually all of its systems have substantial unused channel capacity, so that the Company does not believe the cost of implementing fiber optic technology, which at present would be underutilized, to be warranted. Based on discussions with suppliers of equipment required to implement these technologies, the Company believes that private cable systems operators with which it competes have not implemented fiber optic technology, except to a limited extent. Similarly, the Company generally does not use addressable technology in its cable systems and, based on discussions with relevant equipment suppliers, does not believe that its competitors have introduced such technology other than on a modest basis. The principal benefits of addressable or two-way technology include remote monitoring and extension of access to selected programming and termination of service for non-payment. Due to the low churn rate and limited amount of multiple premium programming tiers and pay-per-view programming offered in Germany, the Company does not believe that the cost of addressable technology is currently justified. The Company intends to continue to assess the potential benefits of fiber optic and addressable technologies.

     New technological advances that are anticipated to become commercially viable in the foreseeable future include digital compression and expanded bandwidth amplifiers, which offer cable operators the potential for a dramatic expansion of channel capacity, along with alternative communications delivery systems. As these new technologies and related services become available, the Company intends to assess their economic return and market demand, with the goal of implementing additional services in a cost-effective manner.

PROGRAMMING

     The Company's systems typically offer a choice of at least two tiers of basic cable television programming service: a "lifeline" or " ground" tier (consisting generally of network and public terrestrial television signals available over the air in the franchise area) and a "standard package" or basic satellite programming tier (consisting primarily of satellite-delivered programming). Additionally, in certain markets, the Company offers either one or two additional tiers of basic cable television programming service. Approximately 90% of the Company's customers subscribed to at least the "standard package" tier of service as of December 31, 1996.

     The Company obtains its programming either directly from program broadcasters via a Company-owned head-end or indirectly through a signal delivery contract with Deutsche Telekom. As of December 31, 1996, approximately 52% of the Company's customers were served by systems that acquired their programming directly from broadcasters via a Company-owned head-end, and approximately 48% of the Company's customers were served by systems that obtained their programming indirectly through signal delivery agreements with Deutsche Telekom.

     In those cases where the Company acquires its programming indirectly through Deutsche Telekom, it does so pursuant to signal delivery contracts with Deutsche Telekom. The Deutsche Telekom contracts are generally for a fixed period of time and are subject to negotiated renewal. Under these agreements, the Company typically pays Deutsche Telekom either a flat fee or a fee per customer that is determined by reference to a published fee schedule based on the number of homes connected to one connection point. As of December 31, 1996, fees payable by the Company to Deutsche Telekom under its existing contracts ranged from DM0.57 to DM22.50 per month for each customer connected to a Deutsche Telekom connection point, with a weighted average of approximately DM3.82 per month for each such customer. These costs are offset by obviating the need for a Company-owned head-end.

     In those cases where the Company acquires its programming directly from broadcast via a Company-owned head-end, historically the Company has been able, and believes that all other German cable system operators have been able, to acquire such programming at no cost and without any formal agreements or contact with or approval or authorization from such broadcasters. The Company's beliefs are based on discussion with its competitors and German copyright royalty collecting societies, which act as royalty processing and clearing agencies for those entitled to copyright protection. The Company further believes, based on those discussions, that with the exception of possible claims for copyright fees which may be assessed for the retransmission by the Company of programs received by the Company on its own head-ends, the Company does not have any potential liability arising from its acquisition of programming in this manner. The Company has no present plans to enter into formal agreements with broadcasters for the acquisition of programming via its own head-ends.

     Other than any portion of the fees paid by the Company to Deutsche Telekom under signal delivery contracts which may be allocable to copyright license fees, the Company has not to date paid any copyright license fees in respect of programming carried on its cable systems. The Company believes, based on discussion with its competitors and copyright royalty collecting societies, that, with the exception of one small cable system operator, its competitors similarly have paid no copyright license fees in respect of programming carried on their cable systems. The Company expects that copyright license fees will be imposed in the future in respect of the retransmission of programming on cable systems in Germany, but the possible imposition of such fees is uncertain. The complexity of the debate in this area is increased due to the differing approaches which apply to the retransmission of terrestrial broadcasting, on the one hand, and satellite broadcasting, on the other. The applicable legal framework is in the course of being modified by legislation and the judicial interpretations of that framework include inconsistent decisions. Discussions within the cable television industry in Germany in respect of retransmission rights and license fees, in particular between broadcasters and copyright royalty collecting societies, are ongoing and the Company's information on the status of those discussions is based solely on informal discussions with representatives of its competitors, including Deutsche

Telekom, broadcasters and German copyright royalty collecting societies. The Company is unable to assess the accuracy and completeness of information given by those sources and believes that some of such information may reflect current negotiating positions of the sources and is subject to change.

     While the Company expects in the foreseeable future to be required to pay some copyright license fees in respect of programming carried on its cable systems, it is unable at present to predict when such license fees might become payable, what programming might attract such fees, the basis and level of the assessment of such fees or the possible impact on the Company and its financial position. The Company believes that if it becomes liable for copyright license fees, such liability will extend generally to cable system operators in Germany and that the Company and such other operators are likely to be able to increase the cost of their future cable services in order to recover the amount of any such license fees from their cable customers. The Company is generally permitted under the terms of its concession and franchise agreements to increase fees to cover increased programming costs, and the terms and conditions governing its provision of cable services to customers either permit increased fees, or generally could be modified unilaterally by the Company to permit fees to be increased, subject to the giving of notice by the Company to such customers conditioning the Company's future provision of cable services on the application of such modified terms and conditions. However, the Company's ability to recover future license fees from customers cannot be assured in all instances; it may be unable to pass on to its customers any copyright license fees which may be assessed with reference to past periods, and any need to revise applicable customer terms and conditions would delay the increase in the Company's fees reflecting such increased costs.

CONCESSION AND FRANCHISE AGREEMENTS

     The Company's cable television systems are generally operated pursuant to long-term concession agreements with local governmental authorities and franchise agreements with housing authorities that administer large housing blocks. Concession agreements with local governmental authorities provide the Company with the right to use public rights-of-way, while franchise agreements with housing authorities provide the Company with access to potential customers living in the housing blocks. Each individual franchise agreement typically provides access to a relatively small number of homes. As of December, 31, 1996, the Company's cable systems operated pursuant to 106 concession agreements with local governmental authorities and 165 franchise agreements with housing authorities, providing access to approximately 495,000 homes.

     The Company's concession and franchise agreements typically contain standardized conditions, such as conditions of service and limitations on commencement and completion of construction. Additionally, most of the Company's concession and franchise agreements contain provisions that permit the Company to raise the prices for its existing level of cable services with reference to general inflation indices and to raise prices to cover increased costs of programming. However, by timing rate increases to published cost of living increases or the introduction of new or improved programming, the Company has generally been able to increase the rates for its cable services without the objection of the respective housing authority.

     Most of the Company's franchise agreements with housing authorities provide that the Company is the exclusive provider of cable services in the franchise area. Although the Company generally does not pay concession/franchise fees on any of its cable systems, in certain cases it pays housing authorities for billing and collecting subscription fees from homes within the applicable apartment blocks pursuant to agreements entered into prior to the Company's acquisition of the related cable system. In addition, certain governmental authorities have attempted to extract concession fees from the Company, and there can be no assurance that the Company will not be required to pay concession fees in the future in connection with the acquisition, establishment or renewal of concessions.

     The table below illustrates the groupings of the concession and franchise agreements of the Company's cable systems by date of expiration (inclusive of any period for which the Company can unilaterally extend the term by the giving or withholding of notice if it is not in breach of the terms thereof) as of December 31, 1996:

                                                                                        TOTAL NUMBER
                                                                                             OF
                                                                                         CONCESSION
                                                          NUMBER OF      NUMBER OF          AND
                                                          CONCESSION     FRANCHISE       FRANCHISE
                  YEAR OF EXPIRATION                      AGREEMENTS     AGREEMENTS      AGREEMENTS
------------------------------------------------------    ----------     ----------     ------------
Prior to 2000.........................................         24              2              26
2001 to 2005..........................................          3             18              21
2006 and after........................................         79            145             224
                                                              ---            ---             ---
Total.................................................        106            165             271
                                                          ========       ========       ==========

     Because its concession and franchise agreements have the remaining terms reflected in the above table, the Company has addressed the possible extension of concession and franchise agreements in only limited circumstances. Such limited extensions to date have been and are in the future expected by the Company to be negotiated on a case-by-case basis, principally with reference to the services to be provided and the costs of such services. Any cable system operator would be required, if awarded such concession or franchise, to build out its cable system in the concession or franchise area, which the Company believes will give existing system operators a competitive advantage when negotiating extensions.

CABLE TELEVISION LICENSES

     On August 1, 1996, the new German Telecommunications Act ("the Act") entered into force. The purpose of the Act is, by means of regulation in the telecommunications sector, to foster competition and to ensure nation-wide adequate and sufficient services and to establish a frequency administration system. The Act ends the network monopoly of Deutsche Telekom AG ("DT"). The network monopoly was previously established in the Telecommunications Installations Act of 1989. Telecommunications services, including the provision of transmission capacity, may now be provided by anybody subject to the requirements established in the Act. The Act sets forth licensing requirements for, among others, the operation of transmission paths which exceed the limits of a piece of property and which are used to offer telecommunications services to the public. The establishment and operation of cable television networks falls into the scope of the licensing requirements set forth in the Telecommunication Act.

     The Act establishes 4 different license categories:

-   licenses for the operation of transmission paths

     -- for mobile radio services to the public by the licensee or another entity (license category 1: mobile radio license),

     -- for satellite radio services to the public by the licensee or another entity (license category 2: satellite radio license),

     -- for telecommunications services to the public by the licensee or another entity, to which provision the license category 1 and 2 are not applicable (license category 3).

-   licenses for voice telephony services to the public (license category 4).

     The Federal Ministry of Posts and Telecommunications has published an administrative order setting forth in detail the application procedure with regard to future licenses for the establishment and operation of telecommunications networks ("Amtsblattverfugung 116/1996"). The administrative order establishes, inter alia, requirements with regard to the technical expertise, financial capacity and personal reliability of the applicant.

     The establishment and operation of transmission paths for the purpose of receipt and distribution of broadcasting signals ("Empfangs- und Verteilanlagen fur Rundfunksignale" -- "EVA"), i.e. the establishment of operation of cable television systems, would require a license category 3.

     Licenses for the establishment and operation of cable television systems which have been issued to the Company prior to the entry into force of the Telecommunications Act, i.e. under the "Ordinance on the Opening of the Market for Services and on the Regulation of Content, Scope and Procedures for Licenses in the Telecommunications Sector" of October 19, 1995, or under Rule 3/1994 remain valid under the Act until the expiration date set forth in such license. This has been confirmed in a letter from the Federal Office of Posts and Telecommunications (the BAPT), dated February 24, 1997, by which holders of licenses for the establishment and operation of cable television systems issued prior to the entry into force of the Act were informed with regard to the effects of the new Act on existing licenses. According to the BAPT, existing licenses remain valid until their expiration date, provided the installations remain unchanged and there is no change of the operator's name. "Old installations" which are changed as well as newly established installations are subject to the provisions of the Act and require a new license pursuant to the Act.

     For the operation of transmission paths for installations for the receipt and distribution of broadcasting signals, such as cable television systems, there will be two types of licenses category 3, according to the BAPT:

     (1) a so-called "limited" license category 3 for the operation of transmission paths which serve the purpose to receive and distribute broadcasting signals only, i.e. which do not serve the purpose of any other data transmission,

     (2) a so-called "unlimited" license category 3 which allows the operation of transmission paths for the provision of any telecommunications service with the exception of voice telephony, mobile and satellite communication services.

     Licensing fees will be regulated in an ordinance which is still under discussion within the Federal Ministry of Posts and Telecommunications (the
BMPT). The BMPT has published a Draft Ordinance on License and Frequency Fees of October 23, 1996. This Draft Ordinance has been substantially revised and has been circulated for public comment in the version of 16 January, 1997. The relevant provision regarding the license fee for a category 3 license sets forth a fee structure relative to the size of the particular market with a minimum fee of DM 2,000 and a maximum fee of DM 40,000,000. It is unclear when the Ordinance will be adopted, since it remains subject to discussions with regard to the maximum amounts established in the Draft.

     The current Draft Ordinance on licensing fees provides that the above-mentioned "limited" license would incur 1/40 of the fee for the above-mentioned unlimited license. In case of a "limited" license, the Draft Ordinance provides for a fee of DM 250 per 20,000 inhabitants in the license area, the minimum fee being DM 250, the maximum fee DM 1,000,000.

     Furthermore, the Act subjects market-dominating telecommunications enterprises to special provisions in particular with regard to the regulation of tariffs, business terms and conditions as well as granting of open network access, including interconnection obligations. Tariffs for telecommunications services of market-dominating enterprises are subject to the control of the regulatory authority in cases of abuse of the market-dominating position. Details are regulated in the "Ordinance on Telecommunications Tariff Regulation" of October 1, 1996. The business terms and conditions of market-dominating enterprises are subject to the regulatory authority's control as well. The regulatory authority has the right to object to business terms and conditions which are not in conformance with relevant provisions of European Union law. With regard to open network access and interconnection, the Act establishes an obligation of market-dominating operators of public telecommunications networks to provide for interconnection between their networks and public telecommunications networks of other operators and to grant free access to other users to their networks. Details are regulated in the "Ordinance on Special Network Access" of October 23, 1996.

     Should the Company be considered as being a market-dominating enterprise, it would be subject to the above-mentioned provisions of the Act. It cannot be excluded that the Company would be considered as a market-dominating service provider and/or market-dominating network operator, since the relevant market may also be a regional market. Thus, no assurance can be given that the above-mentioned provisions for market-dominating enterprises will be deemed not to apply to the Company and its business or that they will not have a material adverse effect on the Company's ability to make certain independent business decisions with respect to the customers serviced and the rates charged for such services as well as other matters.

CONSTRUCTION PERMITS

     The Act also regulates the right of network operators to use public ways. According to the Act, public ways may be used by licensees free of charge. This right is granted, however, only to licensees under the Act. However, the consent of public authorities is required in case new telecommunications lines are laid and/or existing telecommunications lines are changed. The Act establishes a number of obligations related to this free-of-charge use of public ways.

     For existing concession and franchise agreements concluded by the Company on the basis of the licenses issued prior to the entry into force of the Act, see "Business -- Concession and Franchise Agreements."

DEUTSCHE TELEKOM SIGNAL DELIVERY AGREEMENT

     Deutsche Telekom has entered into signal delivery contracts with private cable television operators in certain designated expansion areas in which Deutsche Telekom's broadband distribution networks have not been completed. Private operators may apply for a license to establish and operate a private cable television system, which may include a head-end station, until Deutsche Telekom has provided a connection or "interface", including a head-end station operated by Deutsche Telekom, between the private cable television system and Deutsche Telekom's broadband distribution network. Under the signal delivery contracts, when the interface is established, the private operators are required to connect their EVA to Deutsche Telekom's broadband distribution network and receive the broadcast signal provided by Deutsche Telekom. Licenses granted for the operation of a head-end station in instances where a signal delivery contract has been entered into with Deutsche Telekom are granted subject to expiration or revocation by the BAPT when the interface becomes available. The Company is not party to any signal delivery contracts with Deutsche Telekom of the type described in this paragraph. See "Business -- Programming."

RETRANSMISSION AND CHANNEL LINE-UP PROVISIONS; MEDIA SERVICES

     The retransmission of cable television programs within Germany through private cable television systems is regulated at the federal level pursuant to The State Treaty on Broadcasting within the United Germany of 1994 (the "State Broadcasting Treaty") and at the state level pursuant to the media laws of the various states. The State Broadcasting Treaty authorizes the various states to make decisions with respect to the assignment and use of transmission capacities. The State Broadcasting Treaty also provides that the retransmission of cable television programs which may be received nationwide and which have been produced in accordance with applicable European legal provisions must be permitted by the federal states within the framework of existing technical capabilities. State laws generally provide that the simultaneous retransmission of an unchanged and complete cable television program is not subject to any licensing requirement, but does subject the operator to reporting the retransmission to the relevant state media institution. Broadcasting activity (which is defined to exclude the simultaneous and unchanged retransmission of programming), such as the insertion of local commercials, subjects the cable television operator to a different regulatory regime.

     Private broadcasting companies require a broadcasting license issued in accordance with the provisions of the State Broadcasting Treaty and the media laws of the federal states. While the State Broadcasting Treaty sets forth the framework for the admissibility of private broadcasting, the state media laws set forth the detailed requirements with respect to diversity of opinion, observation of constitutional principles, professional ethics and restrictions on advertisement.

     Private cable television operators are required to observe channel line-up priorities established by the states with reference to the technical capabilities of the cable television systems in connection with the retransmission of cable television programs. These requirements have not to date affected the Company's programming decisions, because its systems have excess channel capacity, so that all program priorities can be met without limiting the Company's ability to offer non-prioritized programs. Generally, the retransmission priority has been established as follows: (i) programs which have been legally prescribed by the state, (ii) local programs (i.e., those programs which may otherwise be received without additional antennae), (iii) programs which may be received locally with the use of additional antennae, and (iv) all other programs. In addition, certain state media laws have established priorities for programs falling within category (iv) for programming produced within European Union.

     Certain states within Germany, including states where the Company maintains cable television operations, have adopted channel line-up statues, which establish line-up priorities in situations where the technical capacities of a licensed cable television system are limited. The Sachsen Channel Line-Up Statute, for example, provides that when the number of available channels is insufficient to carry all programs in the same priority category, the German language programs will be given priority. In addition, the statute requires cable network operators to report their proposed channel line-up to the state media authority, which has the right to reconfigure nonconforming proposed channel line-ups or to exempt certain proposed channel line-ups from the statutory requirements.

     The German federal states have recently signed a State Treaty on new media services which is scheduled to come into force on 1 August 1997 jointly with a new Federal statute on "tele-services". Whereas a draft of the proposed State Treaty included an obligation of cable system operators to grant non-discriminatory network access to providers of so-called "media services", the State Treaty which was signed does not contain such obligation. The State Treaty, however, imposes various obligations on providers of "media services". "Media services" are defined as information and communication services which are addressed to the general public as opposed to "tele-services" which are -- according to the new Federal statute on "tele-services" -- information and communication services for individual uses on the basis of telecommunication transmission. Media services include distribution services offering directly the sale or lease of objects or services (teleshopping), distribution services in the form of television text, radio text or similar text services and certain "call-services" which offer text, sound or pictures in electronically stored form. Providers of such media services include persons who offer their own or third party media services for use or who provide access to the use of media services. To the extent that the Company is considered a provider of media services, it is subject to obligations under the State Treaty. The State Treaty includes, inter alia, rules on responsibility for content, advertising, data protection and protection of minors. Similar rules apply for the provision of "tele-services" under the applicable new Federal statute.

     If the State Treaty and the new Federal statute on "tele-services" come into force on 1 August 1997 as planned, there can be no assurance that such legislation would have a material adverse effect on the Company's ability to make certain independent business decisions with respect to the rates charged for such services as well as other matters.

TELEPHONY DEREGULATION

     The Telecommunications Act establishes licensing requirements for the provision of voice telephony services to the public on the basis of own or third parties operated transmission paths. The regulation of licenses for voice telephony services will not enter into force before January 1, 1998. The voice telephony sector remains the only monopoly sector of DT until January 1, 1998.

ITEM 2.  PROPERTIES

     The Company currently operates systems in approximately 275 communities in Germany. In connection with the operation of its systems, the Company owns or leases real property for signal reception sights (antennae towers and head-ends), microwave facilities and business offices. As of December 31, 1996 the Company's central operation center was located in 12,000 square feet of leased space in Plauen, Germany. The Company has announced plans to restructure its business and move its central operation center to Frankfurt during 1997. A restructuring charge of DM 1,611,000 was recorded on December 31, 1996 to provide for the costs associated with this restructuring. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's business operations.

     Cable television systems generally consist of four principal operating components. The first component is program generation and transmission (referred to as "level 1" in Germany). The Company does not operate at level 1. The second component, known as the head-end facility (referred to as "level 2" in Germany), receives television and radio signals and other programming and information by means of terrestrial and satellite antennae and microwave relays. The third component, the principal transmission line from the head-end to the "front door" or trunk-distribution network (referred to as "level 3" in Germany), extends throughout the system service area and in the Company's systems consists primarily of coaxial and to a lesser extent fiber optic cables buried underground and associated electronic equipment. The fourth component of the system (referred to as "level 4" in Germany) is a drop cable, which extends from the end of the distribution network at the "front door" to the in-house connections in each customer's home, where the distribution system is connected to the customer's television set.

     The Company's cables generally are buried in underground ducts or trenches. The physical components of the Company's systems require maintenance and periodic upgrading to keep pace with technological advances.

     German law generally provides that where an element, such as a cable network, is built into real property, ownership of that element automatically passes on to the owner of the real property. However, where it can be demonstrated that the parties only intended that the network be on-site "temporarily", title will remain with the party building network, rather than the owner of the real property. It is in each case a question of fact whether elements of a cable network have been built into real property and whether it is the intention of the parties that the network will remain there temporarily. The Company has indicated in many of its concession and franchise agreements an intention that its network remain on real property only temporarily, and believes that in such instance title to the cable network should be retained by the Company. If a court were to determine under these legal principles that legal title to the network has been transferred to the owner of the real property, the Company would be entitled under German law to payment of the value of its cable network.

ITEM 3.  LEGAL PROCEEDINGS

     The Company from time to time is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     None.

                                    PART II

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated balance sheet data set forth below as at December 31, 1994, 1995 and 1996 and the selected consolidated statement of operations data set forth below for the four years ended December 31, 1993, 1994, 1995 and 1996 have been derived from the financial statements of the Company, which have been audited by Ernst & Young GmbH, independent auditors. Acquisitions of cable television systems during the periods for which the selected financial data are presented below materially affect the comparability of such data from one period to another. The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                                            HISTORICAL(1)
                                          --------------------------------------------------
                                                       YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------
                                           1993      1994      1995       1996      1996(2)
                                          -------   ------   --------   ---------   --------
                                          DM'000    DM'000    DM'000     DM'000      $'000
STATEMENT OF OPERATIONS DATA:
Revenues................................    2,220    4,551     33,510      64,422     41,868
Operating costs and expenses:
  Operations............................      219    1,275      6,663      12,334      8,016
  Selling, general and administrative...      987    2,504     14,465      18,735     12,176
  Depreciation and amortization.........    1,460    3,028     23,685      48,103     31,262
  Restructuring charge..................       --       --         --       1,611      1,047
                                          -------   ------   --------   ---------   --------
     Total..............................    2,666    6,807     44,813      80,783     52,501
                                          -------   ------   --------   ---------   --------
Operating loss..........................     (446)  (2,256)   (11,303)    (16,361)   (10,633)
Interest expense
  Cash interest expense.................      312      812     11,166      12,469      8,104
  Non-cash interest expense.............      743    3,048     14,177      18,665     12,130
                                          -------   ------   --------   ---------   --------
     Total..............................    1,055    3,860     25,343      31,134     20,234
Unrealized foreign exchange loss........       --       --         --       3,824      2,485
Minority interest in net loss of
  subsidiaries..........................       --       --        118           6          4
                                          -------   ------   --------   ---------   --------
Net loss before income tax benefit
  (expense) and extraordinary item......   (1,501)  (6,116)   (36,528)    (51,313)   (33,348)
Income tax benefit (expense)............       --       --        916        (546)      (355)
                                          -------   ------   --------   ---------   --------
Net loss before extraordinary items.....   (1,501)  (6,116)   (35,612)    (51,859)   (33,703)
                                          ========  =======  =========  ==========  ========
OTHER FINANCIAL DATA:
Capital expenditures (excluding
  acquisitions).........................    6,635    5,617     10,955      17,423     11,323
Deficiency of earnings to fixed
  charges(3)............................   (1,501)  (6,116)   (39,316)    (56,641)   (36,811)
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets............................   14,761   128,229   420,865     422,032    274,278
Total debt less Subordinated Shareholder
  Loans.................................    7,267   47,178    228,812     274,306    178,271
Subordinated Shareholder Loans..........    4,833   63,584    172,638          --         --
  Total debt............................   12,100   110,762   401,450     274,306    178,271
Total liabilities and minority
  interest..............................   15,812   120,559   448,477     314,920    204,666
Shareholders' equity (deficiency).......   (1,051)   7,670    (27,612)    107,112     69,612
OPERATIONS DATA:
Homes passed(4).........................   23,890   71,032    452,948     495,311         --
Customers(4)............................   22,655   58,613    342,752     362,940         --
Penetration(4)(5).......................    94.8%    82.5%      75.7%       73.3%         --
Average monthly revenue per
  customer(6)...........................     9.24     9.37      12.44       14.91       9.69

                                                            HISTORICAL(1)
                                          --------------------------------------------------
                                                       YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------
                                           1993      1994      1995       1996      1996(2)
                                          -------   ------   --------   ---------   --------
                                          DM'000    DM'000    DM'000     DM'000      $'000
EBITDA DATA:
EBITDA before restructuring charge(7)...       --       --         --      33,353     21,676
EBITDA(7)...............................    1,014      772     12,382      31,742     20,629
Average monthly EBITDA per
  customer(6)...........................     4.22     1.59       4.60        7.35       5.00
EBITDA margin(8)........................    45.7%    17.0%      37.0%       49.3%         --

---------------

(1) Reflects acquisitions completed by the Company from inception through December 31, 1996 as of their acquisition dates. See "Business -- Systems."

(2) For convenience, the financial data have been translated at the rate of DM1.5387 = $1.00, the Noon Buying Rate on December 31, 1996.

(3) For purposes of these computations, earnings consist of historical loss before income taxes and minority interest, plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on indebtedness (including capitalized interest and amortization of debt issuance costs). Fixed charges include non-cash fixed charges of DM743,000, DM3,048,000, DM16,847,000 and DM27,811,000 for the years ended December 31, 1993, 1994,
     1995 and 1996, respectively.

(4) At end of period.

(5) Customers as a percentage of homes passed.

(6) Equals (a)(i) revenues for the period divided by (ii) twelve divided by (b) the average monthly number of customers for such period. Equals (a)(i) EBITDA for the period divided by (ii) twelve divided by (b) the average monthly number of customers for such period.

(7) The Company believes that EBITDA and related measures of cash flow serve as important financial indicators in measuring and comparing cable television companies in several areas, including liquidity, operating performance and leverage. EBITDA is not a U.S. GAAP measure of income (loss) or cash flow from operations and should not be considered as an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of liquidity.

(8) Represents EBITDA as a percentage of revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

YEARS ENDED DECEMBER 31, 1995 AND 1996

     REVENUES. Revenues increased 92.2% from DM33,510,000 in 1995 to DM64,422,000 in 1996. The increase was primarily attributable to an increase (from 224,516 to 359,946) in the average monthly number of customers and a 19.9% increase (from DM12.44 to DM14.91) in the average monthly revenue per customer from 1995 to 1996. The increase in the Company's average monthly number of customers was primarily related to acquisitions of cable television companies subsequent to December 31, 1994, substantially all of which were owned for the entirety of 1996 but only for varying portions of 1995, and as of the respective dates of the acquisitions, collectively served approximately 284,700 customers (270,000 acquired at various dates during 1995 and 14,700 acquired in 1996). In addition the Company acquired approximately 19,600 additional customers by building out its existing cable systems (14,200 in 1995 and 5,400 in 1996). Approximately 67% of the increase in the average monthly revenue per customer in 1996 is attributable to higher average monthly revenue per customer in the cable television companies acquired subsequent to December 31, 1994. The remaining 33% of the increase in average monthly revenue per customer in 1996 is attributable to rate increases implemented since December 31, 1994.

     OPERATING EXPENSES. Operating expenses increased 85.1% from DM6,663,000 in 1995 to DM12,334,000 in 1996, principally as a result of the increased number of personnel related to the cable television companies acquired subsequent to December 31, 1994, increased costs associated with the maintenance of a larger customer base, increased costs associated with updating and maintaining a larger customer base in the billing subscriber system and increased costs under the Company's signal delivery contracts with Deutsche Telekom. The increase in costs associated with the signal delivery contracts with Deutsche Telekom primarily relates to a system in Osnabruck, a Level 4 or B-I Model. The total increase in Deutsche Telekom signal delivery fees attributable to the Osnabruck system in 1996 was approximately DM3,120,000 over such fees in 1995. Signal delivery fees for Level 4 or B-I systems represent a higher percentage of revenues than applies to the Company's remaining systems, which are predominantly Level 2 or Level 3 Systems, because the signal delivery fees for such Level 4 or B-1 Model Systems include a fee for the rental of Deutsche Telekoms principal transmission lines to the home.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 29.5% from DM14,465,000 in 1995 to DM18,735,000 in 1996, principally as a result of increases in legal and financial consulting costs related to due diligence on acquisitions, the development of accounting and other in-house functions and the increased cost of personnel associated with the cable television companies acquired subsequent to December 31, 1994. As a percent of revenue, selling, general and administrative expenses declined from 43.2% in 1995 to 29.1% in 1996, reflecting higher revenue per subscriber and improved efficiencies.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by 112% from DM22,685,000 in 1995 to DM48,103,000 in 1996, principally as a result of increased depreciation and amortization associated with the cable television companies acquired subsequent to December 31, 1994.

     RESTRUCTURING CHARGE. On December 12, 1996, the Company adopted a plan of reorganization to allow for the move of its corporate offices from Plauen to Frankfurt and recorded a restructuring charge of DM1,611,000. The restructuring charge is principally comprised of lease termination costs, the writedown of leasehold improvements and severance and termination benefits for 17 employees primarily engaged in corporate administrative functions.

     INTEREST EXPENSE. Interest expense increased 22.9% from DM25,343,000 in 1995 to DM31,134,000 in 1996 as a result of a 53% increase in average indebtedness outstanding from DM234,264,000 to DM357,581,000. Of the total interest accrued in 1996, DM8,968,000 and DM8,843,000 related to non-cash interest on subordinated loans to the Company by its shareholders and the Company's

13 5/8% Senior Discount Notes due 2006, respectively. The accrued interest on the subordinated shareholder loans was contributed to the Company's capital surplus on June 19, 1996. The accrued interest on the Senior Discount Notes was added to the principal of the Notes. Also included in interest on indebtedness to banks was DM854,000, representing a non-cash expense associated with the amortization of loan origination fees.

     UNREALIZED FOREIGN EXCHANGE LOSS. Unrealized foreign exchange loss of DM3,824,000 in 1996 related to the period when the dollar denominated Senior Discount Notes, which were issued on July 29, 1996, were not hedged against currency fluctuations. Subsequent to September 30, 1996, the Company entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations in the future. See Note 9 to the consolidated financial statements of the Company found elsewhere in this document.

     NET LOSS BEFORE EXTRAORDINARY ITEM. Net loss before extraordinary item increased from DM35,612,000 in 1995 to DM51,859,000 in 1996 as a result of the items discussed above.

     EXTRAORDINARY ITEM. Extraordinary item for 1996 consists of the write-off of the unamortized portion of the loan origination fees paid to the Company's banks in connection with the Company's bank facilities entered into in 1995. The facilities were refinanced and replaced by a new facility in 1996 (the "1996 Facility") and the unamortized portion of the loan origination fees on the 1995 facilities in the amount of DM5,322,000, were written off.

     NET LOSS. Net loss increased DM18,899,000, from DM38,282,000 in 1995 to DM57,181,000 in 1996, as a result of the factors discussed above.

     EBITDA. In addition to other items, some of which are reflected in its statement of operations data, the Company measures its financial performance by EBITDA. The Company defines EBITDA as earnings (loss) before extraordinary items, minority interests, net interest expense, income taxes and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not a U.S. GAAP measure of income
(loss) or cash flow from operations and should not be considered as an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of liquidity. EBITDA before the restructuring charge increased significantly from DM12,382,000 for 1995 to DM33,353,000 for 1996, primarily as a result of revenues increasing at a faster rate than operating, selling, general and administrative costs and expenses. The Company's EBITDA margin before the restructuring charge improved from 37.0% in 1995 to 51.8% in 1996. EBITDA per average monthly subscriber before the restructuring charge increased from DM4.60 per subscriber in 1995 to DM7.72 per subscriber in 1996. EBITDA after the restructuring charge of DM1,611,000 was DM31,742,000.

YEARS ENDED DECEMBER 31, 1994 AND 1995

     REVENUES. Revenues increased 636.3% from DM4,551,000 in 1994 to DM33,510,000 in 1995. This increase was primarily attributable to a 454.4% increase (from 40,494 to 224,516) in the average monthly number of customers between 1994 and 1995 and a 32.8% increase (from DM9.37 to DM12.44) in the average monthly revenue per customer. The increase in the average monthly number of customers was principally related to the acquisition by the Company of six cable television companies and the assets of one additional cable television company (the "1995 Acquisitions"), including systems which, as of the respective dates of acquisition, collectively served approximately 270,000 customers, representing approximately 95.0% of such subscriber growth in 1995. In addition, the Company acquired approximately 14,200 additional customers by building out its existing systems and increasing the penetration of such systems, which represented approximately 5.0% of such subscriber growth. The increase in the average monthly revenue per customer is principally related to the higher average monthly revenue per customer of systems acquired in the 1995 Acquisitions and to a lesser extent selective rate increases implemented in the Company's cable operations acquired in 1993 and 1994.

     OPERATING EXPENSES. Operating expenses increased 422.6% from DM1,275,000 in 1994 to DM6,663,000 in 1995, principally as a result of the inclusion of these costs related to companies acquired in the 1995 Acquisitions. Operations expenses of companies acquired in the 1995 Acquisitions were DM5,344,000.

     Signal delivery fees paid to Deutsche Telekom increased significantly from DM180,000 in 1994 to DM2,250,000 in 1995. DM732,500 of the Deutsche Telekom signal delivery fees relate to three months' ownership of Level 4 or B1-Model Systems in Osnabruck (acquired at the end of September 1995). Signal delivery fees for these systems represent a higher percentage of revenues than applies to the Company's remaining systems, which are predominantly Level 2 or 3 Systems, because the signal delivery fees for such Level 4 or B1-Model Systems include a fee for the rental of Deutsche Telekoms principal transmission lines to the home.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 477.7% from DM2,504,000 in 1994 to DM14,465,000 in 1995 principally as a result of the inclusion of the companies acquired in the 1995 Acquisitions.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 682.2% from DM3,028,000 in 1994 to DM23,685,000 in 1995 as a result of the increase in amortization of goodwill associated with the 1995 Acquisitions, a full year of amortization associated with the acquisitions made in 1994, increases in depreciation related to such acquisitions and capital expenditures associated with construction activities.

     INTEREST EXPENSE. Interest expense increased form DM3,860,000 in 1994 to DM25,343,000 in 1995, primarily as a result of the Company drawing down additional bank debt and incurring additional subordinated indebtedness to its shareholders (which increased from DM63,584,000 to DM172,638,000) to finance the 1995 Acquisitions. Of the interest incurred in 1995, DM13,652,000 related to non-cash interest on such subordinated shareholder loans, which was subsequently contributed to the equity in Kabelmedia in 1996. Also included in interest was DM515,000, representing a non-cash expense associated with the amortization of loan origination fees.

     NET LOSS BEFORE EXTRAORDINARY ITEM. Net loss before extraordinary item increased from DM6,116,000 in 1994 to DM35,612,000 in 1995 as a result of the factors discussed above.

     EXTRAORDINARY ITEM. Extraordinary item consists of the write-off of a portion of the loan origination fees paid in 1994 to the Company's banks in connection with the Company's bank facility entered into in 1994. This facility was refinanced and replaced by its 1995 bank facilities, and the unamortized portion of such loan origination fees, in the amount of DM2,670,000, was written off.

     NET LOSS. Net loss increased from DM6,116,000 in 1994 to DM38,282,000 in 1995 as a result of the factors discussed above.

     EBITDA. EBITDA increased from DM772,000 in 1994 to DM12,382,000 in 1995. This increase was principally due to the 636.3% increase in revenues in 1995 compared 1994, primarily as a result of the 1995 Acquisitions and the reduction in the percentage of revenue of operations expenses (from 28.0% to 19.9%) and selling, general and administrative expenses (from 55.0% to 43.1%). The reduction in these expense categories as a percentage of revenues were primarily attributable to the elimination by the Company of duplicative personnel and office locations and administrative functions in furtherance of the Company's consolidation strategy. The Company's EBITDA margin improved substantially from 17.0% to 37.0%.

INCOME TAXES

     The Company had insignificant income taxes in 1995 or 1996 as a result of the losses it incurred. At December 31, 1996 the Company had net operating loss carryforwards for German corporate and trade tax purposes of approximately DM109,774,000 and DM75,992,000, respectively, which have no time limitation in respect of their usage. See Note 10 to the consolidated financial statements of the Company included elsewhere in this document.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied on three sources for necessary funding:

     (i)   borrowings under its bank facilities

     (ii)  loans and contributions from its equity investors and

     (iii) cash flow from operations.

     At December 31, 1996, the Company's aggregate consolidated indebtedness was approximately DM274,306,000 comprised of DM107,000,000 of debt outstanding under its 1996 Facility, DM4,175,000 of other bank debt, and DM163,131,000 of Senior Discount Notes. The Senior Discount Notes, which have been hedged with forward contracts, are recorded in Deutsche Marks at the applicable year end rate. At December 31, 1996 the unamoritized premium on the foreign currency forward contracts amounted to DM8,027,000, which is being amoritized over the life of the contracts. See Note 9 to the consolidated notes to the Company's financial statements found elsewhere in this document.

The Company generated cash flow from operating activities of DM778 for 1996. For year ended December 31, 1996 the Company used cash in investing activities of DM33,323,000. Such cash uses were primarily related to the acquisition of a cable television company and capital expenditures and to a lesser extent the purchase of additional shares in a majority owned subsidiary and the acquisition of certain cable networks which were previously leased. Net cash provided by financing activities amounted to DM25,630,000. Such cash was primarily provided by proceeds from subordinated shareholder loans of DM10,199,000 which were later converted to the Company's capital in 1996 and the net proceeds derived from the issuance of the Senior Discount Notes and 1996 Facility, after costs, expenses and repayment of the 1995 facilities.

     Capital expenditures of DM17,423,000 for the year ended December 31, 1996, were related to the continued construction, expansion and upgrading of existing systems and the acquisition for DM3,485,000 of certain cable networks which were previously leased. Over the year ended December 31, 1996 the Company added 5,400 customers by building out its existing systems and increasing penetration of such systems. The Company has only minimal commitments to make capital expenditures under the terms of concession or franchise agreements or otherwise, but anticipates that it will continue to increase its capital expenditures in the near future to further upgrade existing cable systems once they have been acquired. To the extent cash flow is not sufficient to fund its capital expenditures, the Company expects to borrow the necessary funds under the 1996 Facility.

     Substantial amounts of depreciation and amortization expense and noncash interest on Subordinated Shareholder Loans and the Senior Discount Notes continued to contribute to the net losses experienced by the Company. These expenses, however, do not result in an outflow of cash.

     The Company believes that EBITDA provides a more meaningful measure of fixed cost coverage than does a deficiency of earnings to fixed charges. EBITDA amounts in each period are not solely available to satisfy cash interest expense amounts payable by the Company and may also be required for other corporate purposes, including increases in working capital, principal payments on debt and capital expenditures. EBITDA before the restructuring charge for year ended December 31, 1996 was DM33,353,000. EBITDA for the year ended December 31, 1996 was DM31,742,000. Cash interest on bank debt for the same period was DM12,469,000.

     On July 23, 1996 the Company raised approximately DM143,700,000, which represented the net proceeds from the sale of $100,179,600 of its Senior Discount Notes. These funds coupled with an initial draw down of DM112,000,000 on the 1996 Facility provided the funds necessary to pay all fees and expenses related to the issuance of the Senior Discount Notes and the origination of the 1996 Facility, to repay the 1995 Facilities and approximately DM3,500,000 of other Bank Debt and provided a substantial increase in working capital. On August 30, 1996 the Company repaid DM5,000,000 of the initial draw down on the 1996 Bank Facility.

     At December 31, 1996 the Company had borrowed DM1,528,000 under its 1996 Overdraft Facility. This loan was repaid shortly thereafter. The Company uses its Overdraft Facility from time to time to meet short term cash needs.

     On January 31, 1997, the Company borrowed an additional DM20,300,000 under its 1996 Facility to fund the acquisition of Magdeburg and pay all related costs and fees. On March 27, 1997 the Company repaid DM2,300,000 of its loans outstanding under its 1996 Facility.

TREASURY POLICIES

     The Senior Discount Notes, are denominated in U.S. dollars, and therefore the Company will encounter currency exchange rate risk. Subsequent to the quarter ended September 30, 1996 the Company entered into forward contracts for delivery of $100,000,000 at the end of five years, at prices ranging from DM1.4385 to DM1.48 per US$1.00. See Note 9 to the consolidated financial statements of the Company included elsewhere in this document.

ITEM 8.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS REPORT

To the Board of Directors,
Kabelmedia Holding GmbH

     We have audited the accompanying consolidated balance sheets of Kabelmedia Holding GmbH and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kabelmedia Holding GmbH and subsidiaries at December 31,1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                          Ernst & Young GmbH

Frankfurt, Germany
March 14, 1997

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                          1994       1995       1996       1996
                                                         -------    -------    -------    -------
                                                           DM         DM         DM        U.S.$
Revenues..............................................     4,551     33,510     64,422     41,868
Operating costs and expenses
  Operations..........................................     1,275      6,663     12,334      8,016
  Selling, general and administrative.................     2,504     14,465     18,735     12,176
  Depreciation and amortization.......................     3,028     23,685     48,103     31,262
  Restructuring charge (Note 15)......................        --         --      1,611      1,047
                                                         -------    -------    -------    -------
Total.................................................     6,807     44,813     80,783     52,501
                                                         -------    -------    -------    -------
Operating loss........................................    (2,256)   (11,303)   (16,361)   (10,633)
Interest expense:
  Bank debt...........................................     1,671     11,691     13,323      8,659
  Senior Discount Notes...............................        --         --      8,843      5,747
  Subordinated Shareholder Loans......................     2,189     13,652      8,968      5,828
Unrealized foreign exchange loss......................        --         --      3,824      2,485
                                                         -------    -------    -------    -------
Minority interest in net loss of subsidiaries.........        --        118          6          4
                                                         -------    -------    -------    -------
Loss before income taxes..............................    (6,116)   (36,528)   (51,313)   (33,348)
Income tax benefit (expense)..........................        --        916       (546)      (355)
                                                         -------    -------    -------    -------
Net loss before extraordinary item....................    (6,116)   (35,612)   (51,859)   (33,703)
Extraordinary item (Note 6)...........................        --      2,670      5,322      3,459
                                                         -------    -------    -------    -------
Net loss..............................................    (6,116)   (38,282)   (57,181)   (37,162)
                                                         =======    =======    =======    =======

          See accompanying notes to consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                               1995           1996         1996
                                                           ------------     --------     --------
                                                                     DM           DM        U.S.$
Cash (Note 6)..........................................         7,866            951          618
Trade accounts receivable -- net.......................         1,343          3,246        2,110
Inventory..............................................         1,185          1,811        1,176
Property, plant and equipment -- net (Note 5)..........       235,327        230,341      149,698
Goodwill -- net (Note 2)...............................       153,155        147,747       96,021
Other assets...........................................        21,989         37,936       24,655
                                                              -------        -------      -------
TOTAL ASSETS...........................................       420,865        422,032      274,278
                                                              =======        =======      =======

Accounts payable.......................................        13,930          6,290        4,088
Accrued expenses and other liabilities.................        21,540         25,529       16,591
Deferred revenue (Note 2)..............................         9,830          8,703        5,656
Bank debt (Note 6).....................................       228,812        111,175       72,252
Senior Discount Notes (Note 7).........................            --        163,131      106,019
Subordinated Shareholder Loans (Note 8)................       172,638             --           --
                                                              -------        -------      -------
TOTAL LIABILITIES......................................       446,750        314,828      204,606
Minority interest in subsidiaries......................         1,727             92           60
SHAREHOLDERS' EQUITY (DEFICIENCY)
Registered capital (Note 13)...........................           100         10,000        6,499
Capital contributions..................................        18,187        200,192      130,105
Accumulated deficit....................................       (45,899)      (103,080)     (66,992)
                                                              -------        -------      -------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)................       (27,612)       107,112       69,612
                                                              -------        -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIENCY).........................................       420,865        422,032      274,278
                                                              =======        =======      =======

          See accompanying notes to consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)

                                                                                                 TOTAL
                                                                                             SHAREHOLDERS'
                                            REGISTERED        CAPITAL        ACCUMULATED        EQUITY
                                             CAPITAL       CONTRIBUTIONS       DEFICIT       (DEFICIENCY)
                                            ----------     -------------     -----------     -------------
                                                DM              DM               DM               DM
Balance at December 31, 1993............            50             400           (1,501)          (1,051)
Net loss................................            --              --           (6,116)          (6,116)
Additional shareholder contribution.....            50          14,787               --           14,837
                                                ------         -------         --------          -------
Balance at December 31, 1994............           100          15,187           (7,617)           7,670
Net loss................................            --              --          (38,282)         (38,282)
Additional shareholder contribution.....            --           3,000               --            3,000
                                                ------         -------         --------          -------
Balance at December 31, 1995............           100          18,187          (45,899)         (27,612)
Conversion of debt to capital (Note
  8)....................................            --         191,805               --          191,805
Cash contribution to registered
  capital...............................           100              --               --              100
Capital contribution to registered
  capital...............................         9,800          (9,800)              --               --
Net loss................................            --              --          (57,181)         (57,181)
                                                ------         -------         --------          -------
Balance at December 31, 1996............        10,000         200,192         (103,080)         107,112
                                                ======         =======         ========          =======

          See accompanying notes to consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------------
                                                    1994         1995         1996         1996
                                                  --------     --------     --------     --------
                                                     DM           DM           DM         U.S.$
OPERATING ACTIVITIES
Net loss......................................      (6,116)     (38,282)     (57,181)     (37,162)
Adjustments to reconcile net loss to net cash
  provided by
  (used in) operating activities:
Extraordinary loss on extinguishment of
  debt........................................          --        2,670        5,322        3,459
Restructuring charge..........................          --           --        1,611        1,047
Depreciation and amortization.................       3,028       23,685       48,103       31,262
Accrued interest on Senior Discount Notes.....          --           --        8,843        5,747
Accrued interest on Subordinated Shareholder
  Loans.......................................       2,189       13,652        8,968        5,828
Unrealized foreign exchange loss..............          --           --        3,824        2,485
Amortization of loan financing fees...........         316          515        1,089          709
Deferred income taxes.........................          --       (1,020)        (375)        (244)
Amortization of purchased deferred revenues...        (128)      (1,004)      (1,648)      (1,071)
Minority interest in net loss of
  subsidiaries................................          --         (118)          (6)          (4)
Changes in assets and liabilities, net of
  effects of business acquisitions:
Trade accounts receivable.....................         (53)       2,781       (1,480)        (962)
Inventories...................................         105          615         (483)        (314)
Other assets..................................        (517)       3,445       (7,031)      (4,569)
Accounts payable..............................        (333)          72       (7,867)      (5,113)
Accrued expenses and other liabilities........    2,359...       (9,099)      (1,854)      (1,205)
Deferred revenue..............................         228          (36)         943          613
                                                   -------     --------       ------      -------
Net cash provided by (used in) operating
  activities..................................       1,078       (2,124)         778          506
INVESTING ACTIVITIES
Purchases of property, plant and equipment....      (5,617)     (10,955)     (17,423)     (11,323)
Prepayments for investment advance............     (66,783)          --           --           --
Acquisition of businesses, less cash
  acquired....................................     (16,047)    (118,445)     (15,795)     (10,265)
Acquisition of other assets...................        (433)        (593)        (105)         (68)
                                                   -------     --------       ------      -------
Net cash used in investing activities.........     (88,880)    (129,993)     (33,323)     (21,656)
FINANCING ACTIVITIES
Proceeds from bank debt.......................      40,322      177,311      127,000       82,537
Repayment of bank debt........................          --           --     (246,247)    (160,036)
Increase in registered capital................          50           --           --           --
Contributions to capital......................      14,787        3,000          100           65
Payments of acquired debt.....................     (17,116)    (132,804)      (4,625)      (3,006)
Payments of capitalized bank financing
  costs.......................................      (3,079)      (6,047)     (11,415)      (7,419)
Proceeds from (payments of) bank overdrafts...      (1,324)         638        1,610        1,046
Proceeds from Senior Discount Notes...........          --           --      149,008       96,841
Proceeds from Subordinated Shareholder
  Loans.......................................      56,561       95,407       10,199        6,628
                                                   -------     --------       ------      -------
Net cash provided by financing activities.....      90,201      137,505       25,630       16,656
Net increase (decrease) in cash and cash
  equivalents.................................       2,399        5,388       (6,915)      (4,494)
Cash and cash equivalents at beginning of
  period......................................          79        2,478        7,866        5,112
                                                   -------     --------       ------      -------
Cash and cash equivalents at end of period....       2,478        7,866          951          618
                                                   =======     ========       ======      =======

          See accompanying notes to consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   FORMATION OF BUSINESS AND BASIS OF PRESENTATION

     Kabelmedia Holding GmbH, formerly Kabelmedia Beteiligungs GmbH (the "Company" or "Kabelmedia"), was formed in December 1994 to acquire, own and operate cable television systems serving communities throughout Germany. On June 19, 1996 Kabelvision Beteiligungs GmbH ("Kabelvision"), a company controlled by certain shareholders of Kabelmedia, was merged with and into the Company. Furthermore, the outstanding Subordinated Shareholder Loans of DM191,805,000 (including accrued interest) at the time of the merger were contributed to the capital of Kabelmedia. Kabelvision was founded in 1992 to acquire, own and operate cable television systems serving communities throughout Germany. Kabelvision began operations in 1993 when their first cable system was acquired. The accompanying financial statements have been prepared using historical costs of each entity as if the merger were a pooling of interests.

     The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") including those principles specific to the cable television industry. The Company maintains its financial records in accordance with the German Commercial Code, which represents generally accepted accounting principles in Germany ("German GAAP"). Generally, accepted accounting principles in Germany vary in certain significant respects from U.S. GAAP. Accordingly, the Company has recorded certain adjustments in order that these financial statements be in accordance with U.S. GAAP.

     Solely for the convenience of the reader, the accompanying consolidated financial statements as of and for the year ended December 31, 1996 have been translated into United States dollars. ("U.S. $") at the rate of DM1.5387 per U.S. $1.00 the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1996. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

     All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrated credit risks consist primarily of cash and trade receivables. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. The Company maintains cash and equivalents, with various financial institutions located throughout Germany. The Company policy is designed to limit exposure to any one institution.

REVENUE RECOGNITION

     Revenue is comprised of revenue earned from subscription fees and charges for installation and connections. Revenue is recognized at the time services are provided to customers.

     Deferred revenue consists principally of one time installation fees. Installation fees are recorded as income to the extent of direct costs in the period service is rendered with the remainder deferred. The deferred

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES portion of installation fees are amortized on a straight-line basis into income over a period of eight to ten years based upon the related service agreements.

INVENTORIES

     Inventories, consisting primarily of supplies used in the construction of cable television systems, are valued using the first in, first out (FIFO) method.

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost and are comprised principally of assets used in the development and operation of cable television systems. These assets are depreciated or amortized in accordance with Statement of Financial Accounting Standards No. 51 "Financial Reporting by Cable Television Companies".

     Depreciation is provided using the straight-line method over estimated useful lives as follows: cable television systems: 12 to 20 years; equipment and fixtures: 3 to 5 years.

GOODWILL

     Goodwill consists of the excess purchase price over the fair value of assets acquired in various acquisitions. Such amounts are generally amortized using the straight-line method over 12 years. Accumulated amortization for goodwill at December 31, 1996 and 1995 was DM30,622,000 and DM10,925,000,
respectively.

IMPAIRMENT OF LONG LIVED AND IDENTIFIABLE INTANGIBLE ASSETS

     The Company evaluates the carrying value of long lived assets and identifiable intangible assets for potential impairment on an ongoing basis.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No 109. "Accounting for Income Taxes", which has been applied for all periods presented. Under this method, deferred tax assets and liabilities are based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of financial instruments such as cash, accounts receivable and accounts payable approximate their fair value based on the short-term maturities of these instruments. The carrying value of bank debt and the Senior Discount Notes approximate fair value based on quoted market prices for the same or similar issues as well as the current rates offered to the Company. The fair value of Subordinated Shareholders Loans is not determinable.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

RECLASSIFICATION

     Certain amounts in the prior year have been reclassified to conform with the 1996 consolidated financial statement presentation.

3.   BUSINESS ACQUISITIONS

     Kabelmedia and Kabelvision have made a series of acquisitions of cable television systems and operations. The following table summarizes these acquisitions through December 31, 1996:

                                                                                     TRANSACTION
        DATE                                    COMPANY                                 TYPE
--------------------- ------------------------------------------------------------   -----------
1995 ACQUISITIONS
January 1995......... APA Basic Beteiligungsgesellschaft mbH                            Share
                      PKG Holding GmbH                                                  Share
                      PKG Kabelbetriebsgesellschaft mbH ("PKG Mature Networks")         Share
May 1995............. Kabel Plus Gesellschaft fur Kabel und                             Share
                      Satellitenfernsehen mbH and
                      Wiedmann-Dettwiler St. Georgen GmbH                               Asset
August 1995.......... TELECable Betriebsgesellschaft Halle mbH                          Share
September 1995....... BFR Beteiligungsgesellschaft mbH, Kabelcom GmbH and ISIT          Share
                      GmbH ("BFR Group")
October 1995......... TKB Telekabel Betriebsgesellschaft mbH                            Share
October 1995......... ERKA II Erfurt                                                    Asset
October 1995......... KSW GmbH & Co. KG Kabel- und Satellitenempfangsanlagen fur        Share
                      Wohngebiete und Kommunen
1996 ACQUISITION
January 1996......... Info-Sat Elektro- und Kommunikationstechnik GmbH                  Share

     The acquisitions referred to above have been accounted for using the purchase method of accounting and accordingly the accompanying financial statements reflect the results of operation commencing on the acquisition dates.

     The aggregate purchase price of the 1995 Acquisitions, including acquisition costs, consisted of cash of DM183,071,000, the assumption of bank indebtedness and other liabilities of DM133,746,000 and deferred payments of DM12,583,000. These transaction resulted in goodwill of DM143,181,000. The deferred payments are classified as other liabilities and represent the remaining purchase price to be paid to the respective sellers for two separate acquisitions amounting to DM10,000,000 and DM2,583,000. The purchase price of DM10,000,000 is due on December 31, 1998 and is non-interest bearing. It is included in other liabilities at its present value of DM7,875,000 discounted at 12%. The purchase price payable of DM2,583,000 plus accrued interest of DM182,000 was paid on June 30, 1996.

     The aggregate purchase price of the 1996 Acquisition, including acquisition costs, consisted of cash of DM14.795.000, the assumption of bank indebtedness and other liabilities of DM694,000 and deferred payments of DM1,234,000. This transaction resulted in goodwill of DM11,803,000. The purchase price payable was paid in full on July 8, 1996.

     In 1996, Kabelmedia acquired additional ownership interest of Kabelcom increasing its effective ownership interest to 99% for total consideration of DM1,740,000, including transaction charges of DM554,000. At December 31, 1996 Kabelcom had 27,447 subscribers.

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

4.   INVESTMENT GRANTS

     Investment grants from the government for certain acquisitions of property, plant and equipment are recognized by the Company when estimable and realizable. The basis of property, plant and equipment is reduced by investment grants recognized, and depreciated over the useful life of the acquired property. During 1995 and 1996 fixed assets were reduced by investment grants received of DM1,603,000 and DM739,000, respectively.

     Investment grants received are subject to government review. Management does not anticipate any significant adjustments to the amount of investment grants recorded.

5.   PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows:

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1995        1996
                                                                           -------     -------
                                                                            (DM IN THOUSANDS)
Cable television systems.................................................  250,461     269,333
Equipment and fixtures...................................................    4,036       7,895
                                                                           -------     -------
Total....................................................................  254,497     277,228
Less accumulated depreciation............................................  (19,170)    (46,887)
                                                                           -------     -------
Property, plant and equipment -- net.....................................  235,327     230,341
                                                                           =======     =======

     Depreciation expense was DM25,954,000, DM13,556,000 and DM2,232,000 for 1996, 1995 and 1994, respectively.

6.   BANK DEBT

     Bank debt consisted of the following:

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1995        1996
                                                                           -------     -------
                                                                            (DM IN THOUSANDS)
Revolver and Term Loan...................................................  222,500     107,000
Bank overdrafts..........................................................    3,912       3,470
Bank notes...............................................................    2,400         705
                                                                           -------     -------
Total bank debt..........................................................  228,812     111,175
                                                                           =======     =======
Current portion thereof..................................................    5,663         306

     Prior to 1996 Kabelvision and Kabelmedia (collectively the "Borrowers") entered into two revolving credit facilities (hereafter the "1995 facilities") with a number of banks effective June 28, 1995 and August 18, 1995, respectively. The total aggregate amount of both 1995 facilities was DM293,250,000 plus secured overdraft facilities of DM1,750,000. A portion of the proceeds received under the 1995 facilities was used to pay off previous credit facilities. An extraordinary loss of DM2,670,000 resulting from the full amortization of unamortized bank financing fees relating to the previous facilities was recorded in 1995 upon the payment of amounts outstanding under those facilities.

     Effective July 23, 1996 eight subsidiaries (the Borrowers) of Kabelmedia Holding Hanover GmbH and Kabelvision Management GmbH (the Guarantors) entered into a new credit facility (hereafter the 1996 facilities) with a number of banks. The total aggregate amount of the 1996 facilities is DM400,000,000

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES comprised of a DM375,000,000 Revolver and Term Loan and a DM20,000,000 Revolving Facility. In addition, an overdraft facility of DM5,000,000 is available to the Guarantors.

     Under the terms of the 1996 facilities, the Borrowers may borrow, repay and reborrow under the Revolver and Term Loan until December 31, 1997 ("Conversion Date").

     Upon the Conversion Date the outstanding balance will convert into a six and one half year Term Loan and will amortize in equal quarterly installments such that the annual reductions will be equal to the following percentages:

                                                                          % ANNUAL REDUCTION
                                                                          ------------------
    1997................................................................           0.0%
    1998................................................................           5.0%
    1999................................................................          10.0%
    2000................................................................          15.0%
    2001................................................................          17.5%
    Thereafter..........................................................          52.5%
                                                                             ----------
                                                                                 100.0%

     At December 31, 1996 the Borrowers had unused commitments under the Revolver and Term Loan of DM268,000,000.

     The Borrowers may borrow, repay and reborrow under the Revolving Facility until June 30, 2004 when all outstandings will become due and payable. At December 31, 1996 DM20,000,000 of the Revolving facility was unused.

     The Guarantors may borrow, repay and reborrow under the Overdraft Facility until June 30, 2004 when all outstanding amounts will become due and payable. At December 31, 1996, DM3,472,000 of the Overdraft Facility was unused. The interest rate on the Overdraft Facility was 9.0% at December 31, 1996.

     The interest rates under the 1996 facilities are determined at the time of borrowing and are based on LIBOR plus a margin of between 1.25% and 2.0% per annum depending on the ratio of Senior Indebtedness to the Company's annualized operating cash flows. At December 31, 1996 the effective margin was 1.25%. and LIBOR was 3.31%.

     The 1996 facilities are secured through first ranking security interests on substantially all assets and revenues of the Borrowers and their subsidiaries, a pledge of the shares of the Borrowers and their subsidiaries, as well as guarantees from all subsidiaries. In addition, the 1996 facilities contain certain covenants which, among other things, require the Company to maintain specified ratios relating to cash flow and total debt to contributed equity.

     Bank financing fees of DM6,200,000 relating to the procurement of the 1996 facilities have been capitalized in other assets. They are being amortized and recorded as bank interest over a period of 8 years representing the term of the 1996 facilities. Commitment fees of 0.5% per year are charged on the unused portion of the respective facilities. A portion of the proceeds received under the 1996 facilities was used to pay off the 1995 facility existing as of December 31, 1995.

     An extraordinary loss of DM5,322,000 resulting from the full amortization of unamortized bank financing fees relating to the 1995 facility was recorded in 1996 upon the repayment of the amounts outstanding under the 1995 facility.

     Bank notes as of December 31, 1995 include short term notes of DM1,500,000 and long term notes amounting to DM900,000. Bank notes as of December 31, 1996 represent a long term note amounting to

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

DM705,000. The long term note is collateralized with certain fixed assets and accounts receivable at one of the Company's subsidiaries, and carries an interest rate of 7.3%.

     The aggregate principal payments of these notes for the three years subsequent to December 31, 1996 are as follows:

                                                                          (DM IN THOUSANDS)
    1997................................................................           306
    1998................................................................           316
    1999................................................................            83

     Bank overdrafts represent a short term financing method commonly used in Germany. Interest rates ranging from 7.25 to 11.5% are charged on such balances.

     The weighted average interest rate on bank notes and overdrafts outstanding at December 31, 1996 and 1995 are approximately 7.8% and 8.1% respectively.

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1994       1995       1996
                                                                   ------     ------     ------
                                                                        (DM IN THOUSANDS)
Cash paid on bank debt during the period for interest..........      812      11,166     12,469

7.   SENIOR DISCOUNT NOTES

     On July 29, 1996 the Company issued $100,180,000 of Senior Discount Notes at 13.625% per annum maturing August 1, 2006. Cash interest will not accrue on the Senior Discount Notes prior to August 1, 2001. Thereafter, cash interest on the Senior Discount Notes will be payable at 13.625% per annum, semi-annually in arrears on each February 1 and August 1, commencing February 1, 2002. The Senior Discount Notes are unsecured senior obligations of the Company. The Company raised approximately DM143,792,000 in net proceeds after the payment of underwriting discounts and commissions from the sale of the Senior Discount Notes.

     Costs and expenses of DM10,361,000 associated with the issuance of the Senior Discount Notes have been capitalized in other assets. They are being amortized over 10 years representing the term of the Senior Discount Notes.

8.   RELATED PARTY TRANSACTIONS

     Subordinated Shareholder Loans due to shareholders represented principal, accrued interest and an arrangement fee payable due to the Company's majority shareholder. These loans were subject to annual interest rates ranging between 12% and 20% for the periods presented and were subordinate to bank debt of the Company and its subsidiaries. The average weighted interest rate on Subordinated Shareholder Loans at December 31, 1995 was 13.2%. The interest accrued and was payable with principal in one installment at various dates from March 31, 2002 through December 31, 2003. Accumulated interest of DM16,168,000 was included in Subordinated Shareholder Loans at December 31, 1995. Interest expense on these loans for the periods presented amounted to DM2,189,000, DM13,652,000 and DM8,968,000 for 1994, 1995 and 1996, respectively.

     On June 19, 1996 the Subordinated Shareholder Loans, including accrued interest thereon, in the aggregate amount of DM191,805,000 were contributed to the capital of Kabelmedia Holding GmbH by such shareholders and the Company's contributed capital was increased by the equivalent amount.

     Included in other assets are receivables due from officers of DM76,000 at December 31, 1995.

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

9.   FOREIGN EXCHANGE

     The Company entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on the Senior Discount Notes. The U.S. dollar denominated Senior Discount Notes are recorded in Deutsche Mark at the applicable year-end exchange rate. The foreign currency forward contracts require the Company to exchange Deutsche Marks for U.S. dollars and generally mature in five years. The premium on the foreign currency forward contracts, representing the difference between the contracted forward rate and the spot rate at the date of the contracts, in an initial amount of DM8,449,000, was recorded in other assets and accrued liabilities. The asset is adjusted to the year-end exchange rate which offsets the related unrealized gain or loss on the Senior Discount Notes. The liability representing the unamortized premium on the foreign currency forward contracts amounted to DM8,027,000 which is being amortized over the life of the contracts. The Company recorded an unrealized foreign exchange loss of DM3,824,000 for the year ended December 31, 1996 related to the period when the Senior Discount Notes were not hedged.

     The fair values of the foreign currency forward contracts are estimated by obtaining quotes from brokers at December 31, 1996:

                                                       NOTIONAL        CARRYING         FAIR
                                                        AMOUNT           VALUE         VALUE
                                                      -----------     -----------     --------
U.S. Dollar Forward Contracts.....................    $100,000,000             --     $161,000

10. INCOME TAXES

     The Company and its consolidated subsidiaries each file separate tax returns in accordance with German tax laws. Under German corporate tax law, taxes on income are composed of corporate taxes and trade taxes. For financial reporting purposes, the Company and its consolidated subsidiaries calculate their respective tax liabilities on a separate return basis which are combined in the accompanying consolidated financial statements.

     The provisions for income tax (expense) benefit consisted of the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                             1994          1995          1996
                                                            -------       -------       -------
                                                                     (DM IN THOUSANDS)
Current...............................................           --          (104)         (411)
Deferred..............................................           --         1,020          (135)
                                                            -------       -------       -------
                                                                 --           916          (546)
                                                            =======       =======       =======

     A reconciliation between the German corporate statutory tax rate of 45% for 1994, 1995 and 1996 and the Company's effective tax rate before extraordinary item is as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1995        1996
                                                                -------     -------     -------
                                                                       (DM IN THOUSANDS)
Computed income tax benefit at German statutory rate........      2,753      16,438      23,091
Tax loss on which no benefit is provided....................     (3,414)    (19,068)    (23,799)
Trade taxes on income, net of corporate tax benefit.........        830       3,345       2,281
Amortization of goodwill....................................       (124)     (2,023)     (4,112)
Other.......................................................        (45)      2,224       1,993
                                                                -------     -------     -------
                                                                     --         916        (546)
                                                                =======     =======     =======

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1996 are presented below:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                           1995         1996
                                                                          -------      -------
                                                                           (DM IN THOUSANDS)
Deferred tax assets
  Net operating loss carry forwards..................................      31,017       56,361
  Interest expense on Subordinated Shareholder Loans.................       3,672           --
  Other..............................................................         894        4,104
                                                                          -------      -------
                                                                           35,583       60,465
  less -- valuation allowance........................................     (21,576)     (50,062)
                                                                          -------      -------
                                                                           14,007       10,403
Deferred tax liabilities
  Property, plant and equipment......................................     (10,865)      (4,047)
  Unamortized bank financing fees....................................      (3,156)      (6,484)
  Capitalized acquisition costs......................................      (2,757)      (2,787)
  Other assets.......................................................      (2,567)      (1,151)
                                                                          -------      -------
                                                                          (19,345)     (14,469)
                                                                          -------      -------
                                                                           (5,338)      (4,066)
                                                                          =======      =======

     Included in the valuation allowance at December 31, 1996 and 1995 are DM9,808,000 and DM9,687,000, respectively, for which subsequently realized tax benefits will be allocated to goodwill.

     As of December 31, 1996, the Company and its subsidiaries had available combined cumulative tax loss carry-forwards for corporate income tax of approximately DM109,774,000 and for trade tax on income of approximately DM75,992,000. Under current German tax laws, these loss carryforwards have an indefinite life and may be used to offset the Company's and its consolidated subsidiaries future taxable income.

11. COMMITMENTS

     The Company obtains certain programming directly from Deutsche Telekom through signal delivery contracts. The signal delivery contracts with Deutsche Telekom are generally for a fixed period of time and are subject to negotiated renewal. Under these contracts the Company typically pays Deutsche Telekom either a flat fee or a fee per customer that is determined by reference to a published fee schedule. As of December 31, 1996, fees payable by the Company to Deutsche Telekom under its existing contracts ranged from DM0.57 to DM22.50 per subscriber per month. For the year ended December 31, 1996 total fees paid to Deutsche Telekom amounted to approximately DM7,200,000.

     In December 1996, the Company entered into a ten year software license agreement for a new subscriber management system. Under the license agreement the Company is required to pay quarterly license fees equal to a percentage of defined revenue. In no event shall the sum of the quarterly payments be less than $1,000,000 in any one year. Beginning in 2000, the quarterly fee is subject to an escalation clause based on the Consumer Price Index, Urban Consumers, All Cities Average. In addition, the Company entered into an agreement for installation and implementation of the system, the estimated cost of which is approximately $1,600,000.

     The Company operates primarily in leased facilities and in addition leases certain technical and office equipment. Lease terms generally range up to 5 years with options to renew at varying terms. Rental expense was DM409,000, DM1,527,000 and DM2,404,000 in 1994, 1995 and 1996, respectively.

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

     Future minimum payments under noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 1996:

                                                                          (DM IN THOUSANDS)
    1997................................................................         1,066
    1998................................................................           841
    1999................................................................           769
    2000................................................................           409
    2001................................................................           259
    Thereafter..........................................................           986

12. CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such legal proceedings and claims will not have a material effect on the consolidated financial position and results of operations of the Company.

13. REGISTERED CAPITAL

     The Company is a limited liability company (hereafter GmbH) under German law. Shareholders are generally not liable for the Company's obligations, except to the extent of their capital investment. Registered capital of a GmbH is not in the form of shares and does not represent negotiable securities. The minimum capital requirement for a GmbH is DM50,000.

     Capital contributions represent additional contributions made by the shareholders in the form of cash or conversion of debt. In 1996, certain shareholders contributed additional registered capital of DM100,000 and converted DM9,800,000 of capital contributions to registered capital, bringing total registered capital to DM10,000,000.

14. PENSION AND EMPLOYEE BENEFIT PLANS

     The Company provides no significant pension, post retirement or post employment benefits to its employees.

15. RESERVE FOR CORPORATE RESTRUCTURING

     On December 12, 1996 the Company adopted a plan of reorganization to allow for the move of its corporate offices from Plauen to Frankfurt and recorded a restructuring charge of DM1,611,000.

     The restructuring charge is principally comprised of lease termination costs and the writedown of leasehold improvements. The charge also includes severance and termination benefits for 17 employees primarily engaged in corporate administrative functions.

16. SUBSEQUENT EVENTS

     On January 31, 1997 the Company acquired the shares of Antenna-Lindemann for a total consideration of DM20,000,000 plus costs and expenses of DM550,000. The purchase price consisted of cash of DM16,523,000, the assumption of liabilities of DM977,000 and a deferred purchase obligation of DM2,500,000. DM500,000 of the deferred purchase obligation is due on the first anniversary date. The remainder plus accrued interest of 4% per annum is due on the third anniversary date. The Company borrowed DM20,300,000 on January 31, 1997 to fund the acquisition and pay all related costs and expenses. On March 27, 1997 the Company repaid DM2,300,000 of its loans outstanding under its 1996 facilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     In accordance with its Articles of Association (Gesellschaftsvertrag), the Company may have one or more Managing Directors (Geschaftsfuhrer) appointed by the shareholders, who are charged with carrying on the business of the Company. In addition to its Managing Director, the Company also has an Executive Committee of Shareholders (the "Executive Committee") comprised of nine members appointed by the Company's shareholders. The Executive Committee is not a statutory body under German law, but rather is constituted pursuant to the Shareholder Agreement. Under the Shareholder Agreement, the Executive Committee members will be appointed by seven shareholders or groups of affiliated shareholders. Two members, Messrs. Brown and Prelz Oltramonti, have been appointed to the Executive Committee by investment funds managed by affiliates of Advent International Corporation ("Advent International"). Mr. Hoch was appointed by investment funds managed by affiliates of Morgan Stanley Group Inc. ("Morgan Stanley Group"); Mr. Berylson was appointed by a shareholder affiliated with GC Companies Inc. ("General Cinema"); Mr. Meggs was appointed by a shareholder affiliated with The Chase Manhattan Corporation ("Chase Manhattan"); Ms. Manfrey was appointed by a shareholder affiliated with APAX Partners & Co. Ventures Ltd.; Mr. van der Hyden was appointed by a shareholder affiliated with Vision Networks, N.Y.; and Mr. Bartel represents his own shareholding. Finally, Dr. van Dohnanyi is an independent member of the Executive Committee appointed by the vote of 75% of the shareholders as a group. The shareholders of the Company have agreed to appoint a second independent director, which will increase the size of the Executive Committee to ten members, and are considering appropriate candidates.

     The Executive Committee has no independent policy or management function similar to that of a board of directors, but rather is a contractually constituted body designed to facilitate the making of decisions on certain matters reserved to the shareholders of the Company. For this reason and because it is not a statutory body under German law, the Executive Committee members have no fiduciary duty to the Company arising by reason of their membership on the Executive Committee. Rather, the members represent the interests of the respective shareholders who appointed them or, in the case of the independent directors, are intended to express their independent business judgment. The authority of the Executive Committee is limited to considering matters which are reserved pursuant to the Shareholder Agreement for decision by the shareholders and are removed by contract from the authority of the Managing Director. Matters requiring shareholder approval as a matter of German law must be considered by a shareholders' meeting. The Executive Committee can approve by unanimous vote matters reserved for shareholder approval under the Shareholder Agreement. In the event such unanimous approval is not obtained, but three or more votes of Executive Committee members have been cast in support of the matter, the matter will automatically be referred to a shareholders' meeting, and in the absence of such a vote any shareholder or shareholders holding 10% or more of the shares of the Company can place a resolution in respect of the matter before a shareholders' meeting.

     Set forth below is certain information with respect to the Company's executive officers and members of its Executive Committee.

              NAME                 AGE                  POSITION WITH THE COMPANY
---------------------------------  ---     ----------------------------------------------------
Ben Bartel.......................  35      Chief Executive Officer, Managing Director
                                           and Member of Executive Committee
Ernst Uhlig......................  54      Chief Operating Officer
Paul Thomason....................  41      Chief Financial Officer
Douglas R. Brown.................  42      Chairman of Executive Committee
Massimo Prelz Oltramonti.........  41      Member of Executive Committee
James S. Hoch....................  36      Member of Executive Committee
John G. Berylson.................  42      Member of Executive Committee
Jonathan Meggs...................  35      Member of Executive Committee
Barbara Manfrey..................  42      Member of Executive Committee
Jos van der Hyden................  40      Member of Executive Committee
Klaus von Dohnanyi...............  67      Member of Executive Committee

     Mr. Bartel has more than ten years' experience in the cable television industry, having spent eight years working in a variety of capacities in a family-owned cable television business in Lodi, Ohio from 1977 to 1985. He has been the Chief Executive Officer and Managing Director of the Company since its inception. From July 1991 to September 1992, Mr. Bartel was an Assistant Vice President -- Corporate Finance at First Union National Bank of North Carolina, where he was primarily involved in the area of specialized lending to companies in the communications industry. Prior thereto, from September 1989 to May 1991, he attended the New York University Stern School of Business, from where he received an M.B.A. degree. During the period from March 1991 to June 1991, Mr. Bartel was employed by Chappo & Co., a corporate finance company.

     Mr. Uhlig has more than five years' experience in the cable television industry. He has been the Chief Operating Officer of the Company since October 1995. From March 1992 to September 1995, Mr. Uhlig held various positions at Robert Bosch GmbH ("Bosch"), one of the largest cable television providers in Germany, including Sales Director for its broadband communications division from July 1994 to September 1995. From January 1990 to February 1992, he was Technical Director of Telenorma S.A., Brussels, Belgium, a wholly-owned subsidiary of Bosch, which was engaged in the sale and rental of telephone and alarm system equipment. Additionally, from October 1993 to September 1995, Mr. Uhlig was a member of the board of directors of the broadband division of the Central Federation of the Electronic Industry (Zentral Verband der Elektrotechnischen Industrie), headquartered in Frankfurt, Germany.

     Mr. Thomason has more than nine years' experience in the communications and media industry. He has been the Chief Financial Officer of the Company since January 1996. Additionally, Mr. Thomason has provided financial advice to the Company since 1993. From 1980 until January 1996, he was employed by the First Union National Bank of North Carolina, where he served as Senior Vice President in such bank's communications and media finance group from 1986 to January 1996.

     Mr. Brown has more than five years' experience in the cable television industry. He has served as Chairman of the Executive Committee of the Company since May 1996. Mr. Brown has been President and Chief Executive Officer of Advent International since 1995, prior to which and from 1994 he was Chief Investment Officer for Advent International's worldwide investment activities. From 1990 through 1994, he headed Advent International's European operations. He has been employed by Advent International since 1985. Before that he worked for Ionics, Inc., which manufactured membrane separation and water treatment systems, where he held engineering and staff positions with responsibilities for production, marketing and applications development. Mr. Brown has served as a director of Aspen Technology, Inc., ChemDesign Corporation, Inspec Group plc, Ionics Inc., and several Advent European fund management companies.

     Mr. Prelz Oltramonti has more than four years' experience in the cable television industry, having been a director of Cable Management (Ireland) Ltd. since October 1992. He has served on the Executive Committee of the Company or on a predecessor body carrying out comparable functions since April 1993.

Mr. Prelz Oltramonti is a Senior Vice President of Advent International and a Managing Director of its affiliate Advent International plc. He assists in the management of Advent International's European investment activities, with a particular focus on the media and communications sectors. Prior to joining Advent International in February 1991, he was General Partner of Alta Berkeley Associates. Before that he worked with the Boston Consulting Group and Ing. C. Olivetti & Co, where he focused on mergers and acquisitions and venture capital and where he assisted in establishing Olivetti's financial information services business in Italy.

     Mr. Hoch has served on the Executive Committee of the Company or on a predecessor body carrying out comparable functions since September 1995. Since 1994, Mr. Hoch has been Executive Director of Morgan Stanley & Co., Ltd. Since February 1993, Mr. Hoch has been a Principal of Morgan Stanley & Co. Incorporated. From January 1991 to February 1993, Mr. Hoch was a Vice President of Morgan Stanley & Co. Incorporated and prior to such time he was an Associate. Mr. Hoch has been a director of SITA Telecommunications Holding N.V. since 1995 and a director of Silgan Corporation since 1991. Mr. Hoch has also served as Chairman of Nokia Alumiini Oy since 1995.

     Mr. Berylson has served on the Executive Committee of the Company or on a predecessor body carrying out comparable functions since January 1995. He is the President of GCC Investments Inc., an affiliate of General Cinema, responsible for making equity investments with capital generated by the theater business of the General Cinema group. He is also a director of Vision Express Group Ltd. Prior to joining General Cinema in August 1993, he was Vice President and Managing Director of Advent International Financial Services, Inc., which he joined in 1989. From 1984 to 1989, he was a Partner and founder of Cowen & Company's corporate finance department. Before that he was a Vice President at Blyth Eastman Paine Webber in its corporate finance group.

     Mr. Meggs has served on the Executive Committee of the Company or on a predecessor body carrying out comparable functions since April 1994. Mr. Meggs was employed by The Chase Manhattan Bank, N.A. from 1985 to 1989 and thereafter by Chase Mezzanine Capital, later known as Chase Capital, where he became a Principal in 1992. Chase Capital is now known as Chase Capital Partners following the merger of Chase Manhattan with Chemical Banking Corporation in April 1996. Mr. Meggs is also a Vice President of The Chase Manhattan Bank, N.A. and a director of Chase Investment Bank Limited. Prior to joining Chase, Mr. Meggs worked for Andersen Consulting.

     Ms. Manfrey has served on the Executive Committee of the Company or on a predecessor body carrying out comparable functions since January 1995. Ms. Manfrey is a director of Apax Partners & Co. Ventures Ltd. ("Apax"), where she specializes in media investments. Prior to joining Apax in 1992, she was a Partner of E.M. Warburg, Pincus & Co, Inc., where she served as Managing Director from 1988 to 1992 and was a co-founder of the firm's London office, a Managing Director of the firm's New York office from 1985 to 1992 and an Associate from 1976 to 1984. Ms. Manfrey currently serves on the board of directors of Virgin Radio Ltd.

     Mr. van der Hyden has served on the Executive Committee of the Company or on a predecessor body carrying out comparable functions since January 1995. Mr. van der Hyden has been the Business Development Director of Vision Networks, N.V. since February 1995. He is responsible for acquiring and running cable television networks for Vision Networks, N.V. in several European countries. He is President of Reseaux Cables de France, President of Interkabel Polska S.P. z o.o and STK S.P. z o.o in Poland and a Director of Intercable s.r.o. in the Czech Republic. From 1992 to February 1995, he was employed by PTT Telecom as Marketing Director of the Mobile Communications Services Business Unit, responsible for the marketing of mobile telephony and paging, and as the head of the strategy department of the International Communications Business Unit. From 1989 to 1992, Mr. van der Hyden was an Associate with McKinsey & Company in Amsterdam and, from 1981 to 1988, he was employed by the Schlumberger Group in New York, where his main responsibilities were in the development and commercialization of data interpretation services for clients in the petroleum industry.

     Dr. von Dohnanyi has served on the Executive Committee of the Company or a predecessor body carrying out comparable functions since January 1996. Between 1954 and 1960, he worked for Ford Motor Company, both in the United States and Germany. From 1960 to 1968, Dr. von Dohnanyi was a co-owner and

Managing Director of the Institut fur Marktforschung und Unternehmensberatung Infratest, Munich (Market and Social Research, Infratest) and, between 1968 and 1969, he was Permanent Secretary at the German Ministry of Economics. Dr. von Dohnanyi was a Member of Parliament in Bonn from 1969 to 1981, Parliamentary Undersecretary from 1969 to 1972, and Minister for Science, Technology and Education from 1972 to 1974. From 1976 to 1981, he was Deputy Foreign Minister (Staatminister), Bonn (in charge of European affairs). From 1981 to 1988, he was Governor of the City State of Hamburg. From 1990 to 1994, Dr. von Dohnanyi was Chairman of the Board of TAKRAF Heavy Machinery, Leipzig, and since 1994 he has been a Special Advisor to the board of directors of the Treuhandanstalt (since January 1, 1995, Bundesanstalt fur Vereinigungsbedingte Sonderaufgaben), Berlin.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company for the years ended December 31, 1994, 1995 and 1996 to the Company's Chief Executive Officer and each of the other two most highly compensated executive officers of the Company for the last three fiscal years, to the extent those officers were in the employ of the Company.

SUMMARY COMPENSATION TABLE

                                                                   OTHER ANNUAL(1)      ALL OTHER(2)
  NAME AND PRINCIPAL POSITION     YEAR     SALARY       BONUS       COMPENSATION        COMPENSATION
--------------------------------  ----     -------     -------     ---------------     ---------------
                                             DM          DM              DM                  DM

Ben Bartel......................  1996      85,100          --         312,071
Chief Executive Officer           1995     136,730          --         174,589                  --
                                  1994      76,930                     102,710                  --

Ernst Uhlig.....................  1996     271,613          --              --                  --
Chief Operating Officer           1995      84,245          --              --                  --

Paul Thomason...................  1996      85,100          --          79,465             888,067
Chief Financial Officer

---------------

(1) Represents the value of the provision of a housing allowance and tax gross up payments.

(2) Represents a special relocation bonus.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Shareholders table sets forth certain information regarding the beneficial ownership of the share capital of the Company as of the date hereof by: (i) each person known by the Company to own beneficially 5% or more of the outstanding share capital of the Company; (ii) each of the Company's Executive Committee members; (iii) each of the executive officers of the Company; and (iv) all Executive Committee members and executive officers of the Company as a group.

                                                                                    PERCENTAGE
                          NAME OF BENEFICIAL OWNER(1)(2)                            OF SHARES
----------------------------------------------------------------------------------  ----------
SHAREHOLDERS
  Advent International(3).........................................................     42.49%
  Morgan Stanley Group(4).........................................................     14.34%
  General Cinema(5)...............................................................      9.56%
  Chase Manhattan(6)..............................................................      8.10%
  APAX Partners(7)................................................................      7.17%
  Vision Networks(8)..............................................................      7.17%
  Ben Bartel(9)...................................................................      5.00%
MANAGEMENT AND EXECUTIVE COMMITTEE(11)
  Ben Bartel......................................................................      5.00%
  Paul Thomason...................................................................      1.25%
  Ernst Uhlig.....................................................................      1.00%
  All Executive Committee members and executive officers as a group(10)...........      7.25%

---------------

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to the share capital of the Company shown as beneficially owned by them, subject to community property laws where applicable.

(2) The total nominal share capital (Stammkapital) of the Company (or of any other limited liability company or GmbH organized under German law) is expressed as a particular Deutsch Mark amount. The interests held by the shareholders are represented by individual shares in the total capital, each of which carries a Deutsche Mark nominal value (the aggregate of which is the nominal capital of the GmbH) and entitles the holder to participate upon distribution in an equivalent percentage of capital other than nominal capital, such as capital surplus and retained earnings, if any. For convenience, interests in the nominal capital of the Company are referred to herein as shares.

(3) Represents shares held by European Special Situations Fund Limited Partnership, which holds 15.83% of the Company's shares, Global Private Equity II Limited Partnership, which holds 13.98% of the Company's shares, Kabelgate L.L.C., which holds 11.29% of the Company's shares, Advent Partners Limited Partnership, which holds .67% of the Company's shares, Advent Crown Fund C.V., which holds .65% of the Company's shares, Advent International Investors II Limited Partnership, which holds .02% of the Company's shares, and Advent International Investors III Limited Partnership, which holds .05% of the Company's shares. The general partners or members of the above limited partnerships and limited liability company are affiliates of Advent International and such shares of the Company may be deemed to be beneficially owned by Advent International. Advent International disclaims beneficial ownership of shares held by such investment limited partnerships and limited liability company, except to the extent of its pecuniary interest therein. The address for each of the above limited partnerships and limited liability company is c/o Advent International Corporation, 101 Federal Street, Boston, Massachusetts 02110.

(4) Represents shares held by Morgan Stanley Partners III, L.P., which holds 12.68% of the Company's shares, MSCP III 892 Investors, L.P., which holds 1.30% of the Company's shares, and Morgan Stanley Capital Investors, L.P., which holds .36% of the Company's shares. The general partner of each of these investment limited partnerships is an affiliate of Morgan Stanley Group. Morgan Stanley Group disclaims beneficial ownership of shares of the Company held by such investment limited partnerships, except to the extent of its pecuniary interest therein. The address for each of the above limited partnerships is c/o Morgan Stanley Capital Partners, 1221 Avenue of the Americas, New York, New York 10020.

(5) Represent shares held by Chestnut Hill Media, an affiliate of General Cinema Corporation. General Cinema disclaims beneficial ownership of the shares held by Chestnut Hill Media Inc., except to the extent of its pecuniary interest therein. The address for Chestnut Hill Media Inc. is 27 Boylston Street, Chestnut Hill, Massachusetts 02167.

(6) Represents shares held by Willard Holdings Inc., which holds 4.05% of the Company's shares, and Woodward Holdings Inc., which holds 4.05% of the Company's shares, each of which is an affiliate of Chase Manhattan. Chase Manhattan disclaims beneficial ownership of shares held by such companies, except to the extent of its pecuniary interest therein. The address for each of Willard Holdings Inc. and Woodward Holdings Inc. is c/o The Chase Manhattan Bank, N.A., Woolgate House, Coleman Street, London EC2P 2HD, England.

(7) Represents shares held by ECO Holdings (Cayman) Limited. APAX Partners disclaims beneficial ownership of the shares held by ECO Holdings (Cayman) Limited, except to the extent of its pecuniary interest therein. ECO Holdings (Cayman) Limited is not affiliated with either ECO I or ECO II, other than as a limited partner in ECO II and to the extent of its pecuniary interest therein. The address of ECO Holdings (Cayman) Limited is c/o Maples & Calder, Ugland House, George Town, Grand Cayman, Cayman Islands, British West Indies.

(8) The address for Vision Networks, N.Y., formerly KPN Kabel BV, is Polarisavenue 27, 2132 Hoofddorp, The Netherlands.

(9) Represents Shares held by Ben Bartel and Charlotte. The address for Ben Bartel is Oberer Steinweg 10, 08523 Plauen, Germany.

(10)Pursuant to the Shareholder Agreement, eight members of the Executive Committee are appointed by a designated shareholder or affiliated group of shareholders of the Company to represent those shareholders, and one independent member of the Executive Committee is elected by the vote of 75% of the shareholders as a group. See "Management." Other than Ben Bartel, no member of the Executive Committee is the registered holder of any of the share capital of the Company. Mr. Brown and Mr. Prelz Oltramonti were appointed to the Executive Committee by shareholders affiliated with Advent International; Mr. Hoch by shareholders affiliated with Morgan Stanley Group; Mr. Berylson by a shareholder affiliated with General Cinema; Mr. Meggs by shareholders affiliated with Chase Manhattan; Ms. Manfrey by a shareholder affiliated with APAX Partners & Co.Ventures Ltd. and Mr. der Hyden by a shareholder affiliated with KPN Kabel BV, in each case to represent its or their interests, and certain members of the Executive Committee are officers of shareholders of general partners of limited partnerships which are shareholders of the Company. None of such Executive Committee members is a registered holder of any shares and each such person disclaims beneficial ownership of the shares held by the shareholder whose interest he represents on the Executive Committee, except to the extent of his pecuniary interest therein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 1, 1992, Plauen Cable, Inc. ("Plauen Cable"), a company owned and controlled by Lloyd Bartel, the father of Ben Bartel, the Chief Executive Officer of the Company, and Charlotte Cable Holdings, Inc. ("Charlotte"), a company owned and controlled by Ben Bartel, purchased from unaffiliated parties 95% of the ownership interests in KFP Kabelfernsehen Plauen GmbH & Co. KG ("Plauen KG") and in Kabelfernsehen Plauen GmbH ("Plauen GmbH"), the general partner (Komplementar) of Plauen KG.

     On April 2, 1993, Plauen Cable, Charlotte and two other minority shareholders (the "Minority Shareholders") exchanged their interests in Plauen KG and Plauen GmbH for 25% of the share capital of Kabelvision Beteiligungs GmbH ("Kabelvision"), which was merged into the Company on June 19, 1996 (the "Merger"), which at the time of such exchange had no assets other than DM50,000 of contributed capital. The Minority Shareholders held their interest indirectly through a civil law partnership. The holder of the remaining 75% of the share capital of Kabelvision was European Special Situations Fund Limited Partnership ("ESSF"), a limited partnership affiliated with Advent International, which subsequently became the general partner and a limited partner in ECO Holdings Limited Partnership ("ECO I"). Contemporaneously with this transaction, ESSF made a loan (the "Initial Loan") to Plauen KG in the sum of DM2,500,000. An arrangement fee of DM400,000 payable by Plauen KG to ESSF in respect of the Initial Loan was contributed by ESSF to the capital of Kabelvision, which loaned that amount to Plauen KG to fund its payment of that arrangement fee. The Initial Loan bore interest at the rate of 15% per annum and was to be repaid on December 31, 1993. In May 1994, the Minority Shareholders transferred their indirect interest in the share capital in Kabelvision to Charlotte in consideration for the assumption by Charlotte of all obligations of the Minority Shareholders under the civil law partnership agreement and as former partners in Plauen KG. In July 1994, the shareholders of Kabelvision, other than Charlotte, exchanged their interests in the share capital of Kabelvision for limited partnership interests of ECO I.

     On July 19, 1994, the obligations of Plauen KG under the Initial Loan were assumed by a subsidiary of Kabelvision, the amount of the loan was increased to DM7,500,000 and the terms of the Initial Loan were amended. The amended loan bore interest at the rate of 20% per annum until contributed to the capital of Kabelmedia as part of the Shareholder Debt Conversion. ECO I contributed to the capital of Kabelvision DM6,000,000 by way of assignment of a portion of the loan and DM2,000,000 of cash. On March 31, 1994, ESSF, the general partner and a limited partner of ECO I, made a loan to a subsidiary of Kabelvision in the principal amount of DM13,000,000, which was subsequently assigned by ESSF to ECO
I. The proceeds of such loan were used by Kabelvision to make acquisitions of cable television systems. The loan bore interest at the rate of 20% per annum until contributed to the capital of Kabelmedia as part of the Shareholder Debt Conversion. In 1994 and 1995, ECO I made loans to a subsidiary of Kabelvision in the principal amounts of DM12,361,000 (of which DM6,787,000 was contributed to the capital of Kabelvision), DM8,000,000 and DM12,000,000 (DM3,000,000 of which was contributed to the capital of Kabelvision), which were utilized by Kabelvision in connection with the acquisition of cable television systems. Each of these contributions from ECO I to Kabelvision was made by way of assignment of a portion of the relevant loan by ECO I to Kabelvision. Each of these loans bore interest at the rate of 15% per annum until contributed to the capital of Kabelmedia as part of the Shareholder Debt Conversion.

     On December 28, 1994, ECO II Holdings Limited Partnership ("ECO II") and Ben Bartel formed Kabelmedia with DM50,000 of capital and made a loan to the Company in the principal amount of DM49,300,000, which was utilized by the Company in connection with the acquisition of cable television systems. On August 31, 1995, ECO II made a loan to the Company in the principal amount of DM40,252,000, which was utilized by the Company in connection with the acquisition of Beta Asset Management GmbH ("Beta Asset"), which then acquired TELECable Betriebsgesellschaft mbH. The loan bore interest at the rate of 12% per annum commencing January 1, 1996, until contributed to the capital of Kabelmedia as part of the Shareholder Debt Conversion. The Company acquired Beta Asset from Morgan Stanley Partners III, Inc. and certain of its affiliates for DM58,000. Morgan Stanley Partners III, Inc. is an affiliate of Morgan Stanley and certain of its affiliates were limited partners of ECO II. On October 6, 1995, ECO II made a loan to the Company in the principal amount of DM30,900,000, which was utilized by the Company in connection with the acquisition of cable television systems. The loan bore interest at the rate of

12% per annum commencing January 1, 1996, until contributed to the capital of Kabelmedia as part of the Shareholder Debt Conversion. On May 30, 1996, ECO II made a loan to the Company of DM10,199,000, which will was used by the Company for general corporate purposes. The loan bore interest at the rate of 12% per annum, until contributed to the capital of Kabelmedia as part of the Shareholder Debt Conversion.

     Each of the loans described above was subordinated and was repayable in a single installment on January 1, 2007. The interest on such loans was not required to be currently paid, but rather was to accrue until maturity. The total principal amount of such loans plus accrued interest thereon through June 14, 1996 were contributed to the capital of Kablemedia in the Shareholder Debt Conversion.

     ECO I and ECO II were dissolved and the capital stock of Kabelmedia was distributed to the partners of ECO I and ECO II, who became shareholders in Kabelmedia. As part of a capital increase on July 15, 1996, Paul Thomason and Ernst Uhlig, the Chief Financial Officer and Chief Operating Officer of the Company, respectively, subscribed for 1.25% and 1%, respectively, of the shares of the Company, at a price equal to the nominal value thereof, DM2,500 and DM2,000, respectively. The Company and its shareholders, other than Ben Bartel, Charlotte, Paul Thomason and Ernst Uhlig, have entered into a Registration Rights Agreement which, under certain circumstances, would permit such shareholders to require the Company to register their shares under the Securities Act.

CERTAIN INTERESTS OF AFFILIATES OF THE UNDERWRITERS

     The MSCP Funds are affiliates of Morgan Stanley & Co., one of the underwriters of the offering of the Senior Discount Notes, collectively own approximately 14.34% of capital stock of Kabelmedia. Pursuant to the terms of the Shareholder Agreement, MSCP III, L.P., as general partner of the MSCP Funds, has the right to appoint one member of the Executive Committee of Kabelmedia. An officer of Morgan Stanley currently serves on the Executive Committee of Kabelmedia.

     Chase Investment Bank Limited ("CIBL") and Chase Manhattan Bank AG are affiliates of Chase Securities Inc., one of the Underwriters for the offering of the Senior Discount Notes, and are the Arranger and the Agent, respectively, of the 1996 Bank Facility. The loan commitments of CIBL to the Company as of December 31, 1996 under the 1996 Facility were approximately DM34,400,000, representing approximately 8.6% of the total loan commitments under the 1996 Facility. Certain customary fees were paid to certain affiliates of Chase Securities Inc. in connection with the arrangement of the 1996 Facility and its services as agent thereunder. Certain affiliates of Chase Securities Inc. also collectively own approximately 8.10% of the capital stock of Kabelmedia. Pursuant to the terms of the Shareholder Agreement, such affiliates of Chase Securities Inc. have the right to appoint one member of the Executive Committee of Kabelmedia. An officer of such affiliates of Chase Securities Inc. currently serves on the Executive Committee of Kabelmedia.

SHAREHOLDER AGREEMENT

     The Company, each of its current shareholders and each of the partners of ECO I and ECO II entered into a Shareholders' Agreement (the "Shareholder Agreement") pursuant to which the capital of Kabelmedia was increased effective July 15, 1996 from DM74,600 to DM200,000 by way of a cash contribution in amounts which, following the dissolution of ECO I and ECO II, resulted in the respective percentage shareholdings reflected in "Item 12" found elsewhere in this document.

     In addition, the Shareholder Agreement provided for a further increase in the nominal capital of Kabelmedia by DM9,800,000 to DM10,000,000, by the conversion of capital surplus to nominal capital, without changing the percentage holdings of the shareholders, which was filed with the relevant Commercial Court on July 19, 1996, and became effective upon the recording thereof with the Commercial Register. The parties to the Shareholder Agreement also agreed to take all necessary steps to dissolve ECO I and ECO II, which occured on June 19, 1996, whereupon ECO I and ECO II distributed the assets held by them, comprised of the shares in the Company, to their partners, pro rata to their respective partnership interests.

     The Shareholder Agreement reserves certain matters for decision by the shareholders of the Company. Certain shareholder approvals can be granted upon the unanimous approval of the Executive Committee. The matters which are reserved to the shareholders by German law or the Shareholder Agreement can be categorized as follows:

     (i) matters which are required by law to be approved by the shareholders by either a simple majority or a 75% majority of the shareholders present at a meeting called to consider such resolution, which under the Shareholder Agreement uniformly require the prior written consent of a 75% majority of the shareholders;

     (ii) matters which require either a prior unanimous resolution of the Executive Committee or a resolution passed by a 75% majority of the shareholders present at a meeting called to consider such resolution; and

     (iii) matters which require either a prior unanimous resolution of the Executive Committee or a resolution passed by a simple majority of the shareholders present at a meeting called to consider such resolution.

     The matters referred to in clause (i) above include any change to the share capital of the Company, the grant of any option over or interest in, or the issue of any instrument carrying rights of conversion into, any other security of the Company, the redemption, purchase, reorganization, consolidation, cancellation or conversion of any share capital or other securities issued by the Company, a change of the Company's auditors or fiscal year, the declaration of any dividend, the appointment or removal of any Geschaftsfuhrer or Prokurist of the Company, a change of the Company's name, the adoption of the Company's annual financial statements, any variation of the Company's accounting policies and any amendment of the Company's Articles of Association.

     The matters referred to in clause (ii) above include refinancings involving over DM150,000,000 or new financings involving over DM50,000,000, acquisitions or disposals of any assets which account for more than 10% of the operating cash flow, net revenues or total assets of the Company, the acquisition of any capital asset for more than DM1,000,000, entering into any joint venture or similar arrangement, implementing any change in the nature of the business or commencing business outside Germany, entering into any contract with a related party, approving the annual business plan and entering into any contract affecting more than 10% of the homes passed by the Company's cable television systems.

     The matters referred to in clause (iii) above include any financing, acquisition or disposal involving more than DM1,000,000 in any calendar year, any loan (subject to a de minimis exception) and any political or charitable donation.

     The Shareholder Agreement provides that shareholders may only transfer shares (i) to a "connected person," which is defined in the Company's Articles of Association as including a family member, a family trust or, in the case of a transfer by a partnership, any of its partners, provided such transfer is a distribution made in accordance with the relevant partnership agreement; or (ii) to a third party, provided (A) such transfer takes place after June 12, 1997,
(B) the transferring shareholder complies with the right of first offer procedure which is set out in the Articles of Association, pursuant to which each of the other shareholders has the right to purchase all or a portion of the shares to be sold by the shareholder at a price not greater than the price to be paid by the proposed third party acquiror and (C) the proposed third party acquiror, in the event that the price per DM100 of nominal capital to be paid by the proposed third party acquiror is no greater than 110% of the price at which such shares were offered to the other shareholders, has made an offer to acquire on like terms the same percentage of any shares which were offered for sale by other shareholders as part of the same first offer procedure or, in the event that the price per DM100 of nominal capital to be paid by the proposed third party acquiror is greater than 110% of the price at which such shares were offered to the other shareholders, has made an offer to acquire on like terms the same percentage of shares held by all other shareholders.

     In addition, if a person makes an offer to all of the shareholders to acquire all of their shares and such offer is accepted by shareholders holding at least 66 2/3% of the share capital of the Company (excluding any capital held by any offeror), the remaining shareholders can be forced by such accepting shareholders to accept such offer.

     Prior to pursuing any acquisition or other business opportunity in the cable television industry in Germany, each shareholder is required under the Shareholder Agreement to offer such opportunity to the Company.

     Pursuant to a Share Transfer and Option Agreement, which is an exhibit to the Shareholder Agreement (the "Share Transfer and Option Agreement"), each of ECO I and ECO II agreed to the Shareholder Debt Conversion, in return for which Ben Bartel and Charlotte agreed that, upon the increase in the capital of the Company from DM74,600 to DM200,000, they only subscribed for such amount of share capital as will result in their aggregate percentage holding of such increased share capital being 5% of the Company's share capital. In addition, Ben Bartel and Charlotte granted options to the Company implementing the contingent share purchase provisions applicable upon certain terminations of Mr. Bartel's employment. Further, the Share Transfer and Option Agreement contained provisions which the parties thereto have agreed to include in the Articles of Association, designed to protect Ben Bartel and Charlotte from dilution of their shareholdings by permitting Ben Bartel and Charlotte to sell their rights to participate in future capital increases to the extent that such capital increases are not made by unrelated third parties and are made at a subscription price per DM100 of nominal capital which is below certain valuation thresholds.

     Paul Thomason and Ernst Uhlig entered into Share Transfer and Option Agreements, which are exhibits to their respective employment agreements and which include comparable terms to the Share Transfer and Option Agreement, implementing the contingent share purchase provisions applicable upon certain terminations of their respective employment and designed to protect them from dilution of their respective shareholdings.

     The Company and its shareholders, other than Ben Bartel, Charlotte, Paul Thomason and Ernst Uhlig, have entered into a Registration Rights Agreement which, under certain circumstances, permits such shareholders to require the Company to register their shares under the Securities Act.

                           PART IV. OTHER INFORMATION

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   The following consolidated financial statements of Kabelmedia Holding
        GmbH and
        subsidiaries are included in Item 8:

        Independent Auditors Report
        Consolidated Statements of Operations -- Years ended December 31, 1996, 1995 and 1994.......................................................................
        Consolidated Balance Sheets -- December 31, 1996 and 1995
        Consolidated Statement of Shareholders' Equity (Deficiency) -- Years ended
        December 31, 1996, 1995 and 1994
        Consolidated Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994
        Notes to Consolidated Financial Statements -- December 31, 1996

        (a) 2.   Financial Statement Schedules

        All financial statement schedules other than the schedule listed on the following page have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated
        Financial Statements or Notes thereto.

SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            KABELMEDIA HOLDING GMBH

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                               1995         1996         1996
                                                              -------     --------     --------
                                                                   DM           DM        U.S.$
Cash........................................................       76            3            2
Investment in and amounts due from subsidiaries (Notes 1 and
  5)........................................................   96,653      259,701      168,779
Other assets (Notes 3 and 4)................................    2,976       24,250       15,760
                                                              -------     --------     --------
TOTAL ASSETS................................................   99,705      283,954      184,541
                                                              =======     ========     ========

Subordinated Shareholder Loans (Note 2).....................  122,403           --
Senior Discount Notes (Note 3)..............................       --      163,131      106,019
Other liabilities...........................................    4,914       13,711        8,910
                                                              -------     --------     --------
TOTAL LIABILITIES...........................................  127,317      176,842      114,929

Registered capital..........................................      100       10,000        6,499
Capital contributions.......................................   18,187      200,192      130,105
Accumulated deficit.........................................  (45,899)    (103,080)     (66,992)
                                                              -------     --------     --------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY).....................  (27,612)     107,112       69,612
                                                              -------     --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIENCY)....................................   99,705      283,954      184,541
                                                              =======     ========     ========

            See accompanying notes to condensed financial statements

                            KABELMEDIA HOLDING GMBH

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                        1994       1995        1996        1996
                                                       ------     -------     -------     -------
                                                         DM         DM          DM         U.S.$
Revenues.............................................      33           6          12           8
Operating costs and expenses
  Operations.........................................      32           6          11           7
  Selling, general and administrative................     288         831         953         620
  Depreciation and amortization......................      74          --          --          --
                                                       ------      ------     -------     -------
Total................................................     394         837         964         627
                                                       ------      ------     -------     -------
Operating loss.......................................    (361)       (831)       (952)       (619)
Dividend income......................................      --          --         600         390
Interest income from
  subsidiaries.......................................     181       2,850      12,167       7,907
Interest expense from Subordinated Shareholder
  Loans..............................................      --      (6,872)     (8,968)     (5,828)
Interest expense from Senior Discount Notes..........      --          --      (8,842)     (5,747)
Other interest expense...............................      --          --      (1,853)     (1,204)
Unrealized foreign exchange loss.....................      --          --      (3,824)     (2,485)
Loss before income taxes and equity in net loss of
  subsidiaries.......................................    (180)     (4,853)    (11,672)     (7,586)
Income tax expense
  Current............................................      --          --          --          --
  Deferred...........................................      --          --      (4,577)     (2,975)
                                                       ------      ------     -------     -------
                                                           --          --      (4,577)     (2,975)
                                                       ------      ------     -------     -------
Loss before equity in net loss of subsidiaries.......    (180)     (4,853)    (16,249)    (10,561)
Equity in net loss of subsidiaries...................  (5,936)    (33,429)    (40,932)    (26,601)
                                                       ------      ------     -------     -------
Net loss.............................................  (6,116)    (38,282)    (57,181)    (37,162)
                                                       ======      ======     =======     =======

            See accompanying notes to condensed financial statements

                            KABELMEDIA HOLDING GMBH

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                                 1995         1996         1996
                                                                -------     --------     --------
                                                     1994         DM           DM         U.S.$
                                                    -------
                                                      DM
Net cash provided by (used in) operating
  activities......................................      (50)     16,313       (5,157)      (3,351)

INVESTING ACTIVITIES
Acquisitions of shares in subsidiaries............   (1,200)     (7,509)          --           --
Issuance of loans to subsidiaries.................       --     (90,318)    (149,008)     (96,840)
Prepayments for investment advance................  (34,000)         --           --           --
Purchases of property, plant and equipment........     (800)         --           --           --
                                                    -------     -------      -------     --------
Net cash used for investing activities............  (36,000)    (97,827)    (149,008)     (96,840)

FINANCING ACTIVITIES
Contributions to capital..........................    2,050          --          100           65
Proceeds from Subordinated Shareholder Loans......   34,000      81,532       10,199        6,628
Proceeds from Senior Discount Notes...............       --          --      149,008       96,840
Payment of capitalized financing costs............       --          --       (5,215)      (3,389)
                                                    -------     -------      -------     --------
Net cash provided by financing activities.........   36,050      81,532      154,092      100,144
                                                    -------     -------      -------     --------
Net increase (decrease) in cash...................       --          18          (73)         (47)
Cash at beginning of year.........................       58          58           76           49
                                                    -------     -------      -------     --------
Cash at end of year...............................       58          76            3            2
                                                    =======     =======      =======     ========

            See accompanying notes to condensed financial statements

                            KABELMEDIA HOLDING GMBH
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  FORMATION OF BUSINESS AND BASIS OF PRESENTATION

     Kabelmedia Holding GmbH, formerly Kabelmedia Beteiligungs GmbH (the "Company" or "Kabelmedia"), was formed in December 1994 to acquire, own and operate cable television systems serving communities throughout Germany. On June 19, 1996 Kabelvision Beteiligungs GmbH ("Kabelvision"), a company controlled by certain shareholders of Kabelmedia, was merged with and into the Company. Furthermore, the outstanding Subordinated Shareholder Loans (including accrued interest) at the time of the merger were contributed to the capital of Kabelmedia. Kabelvision was founded in 1992 to acquire, own and operate cable television systems serving communities throughout Germany. Kabelvision began operations in 1993 when their first cable system was acquired. The accompanying parent company-only condensed financial statements have been prepared using the historical costs of each entity as if the merger were a pooling of interests.

     In the parent company-only condensed financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income
(loss) using the equity method. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

     The condensed financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). The Company maintains its financial records in accordance with German Commercial Code, which represents generally accepted accounting principles in Germany ("German GAAP"). Generally accepted accounting principles in Germany vary in certain significant respects from U.S. GAAP. Accordingly, the Company has recorded certain adjustments in order that these financial statements be in accordance with U.S. GAAP.

     Solely for the convenience of the reader, the accompanying condensed financial statements as of and for the year ended December 31, 1996 have been translated into United States dollars (U.S. $) at the rate of DM1.5387 per $1.00 the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1996. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

2.  SUBORDINATED SHAREHOLDER LOANS

     Subordinated Shareholder Loans represented principal and accrued interest for separate issuances of subordinated debt to the Company from its majority shareholder on December 28, 1994, August 31, 1995 and October 6, 1995. These loans were subject to an annual interest rate of 12% for the periods presented. The interest accrued and was payable with principal in one installment on December 31, 2003.

     On June 19, 1996 the Subordinated Shareholder Loans, including accrued interest thereon, were contributed to the capital of Kabelmedia Holding GmbH by such shareholders.

                            KABELMEDIA HOLDING GMBH
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

3.     SENIOR DISCOUNT NOTES

     On July 29, 1996 the Company issued $100,180,000 of Senior Discount Notes at 13.625% per annum maturing August 1, 2006. Cash interest will not accrue on the Senior Discount Notes prior to August 1, 2001. Thereafter, cash interest on the Senior Discount Notes will be payable at 13.625% per annum, semi-annually in arrears on each February 1 and August 1, commencing February 1, 2002. The Senior Discount Notes are unsecured senior obligations of the Company. The Company raised approximately DM143,792,000 in net proceeds after the payment of underwriting discounts and commissions from the sale of the Senior Discount Notes.

     Costs and expenses of DM10,361,000 associated with the issuance of the Senior Discount Notes have been capitalized in other assets. They are being amortized over 10 years representing the term of the Senior Discount Notes.

4.     FOREIGN EXCHANGE

     The Company entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on the Senior Discount Notes. The U.S. dollar denominated Senior Discount Notes are recorded in Deutsche Mark at the applicable year-end exchange rate. The foreign currency forward contracts require the Company to exchange Deutsche Marks for U.S. dollars and generally mature in five years. The premium on the foreign currency forward contracts, representing the difference between the contracted forward rate and the spot rate at the date of the contracts, in an initial amount of DM8,449,000, was recorded in other assets and other liabilities. The asset is adjusted to the year-end exchange rate which offsets the related unrealized gain or loss on the Senior Discount Notes. The liability representing the unamortized premium on the foreign currency forward contracts amounted to DM8,027,000 which is being amortized over the life of the contracts. The Company recorded an unrealized foreign exchange loss of DM3,824,000 for the year ended December 31, 1996 related to the period when the Senior Discount Notes were not hedged.

5.  GUARANTEES AND ASSET RESTRICTIONS

     Bank obligations existing on the subsidiaries books have been guaranteed by the Company and are secured through first ranking security interests on all assets and revenues of the Company and its subsidiaries. The ability of the Company to access its investment in and amounts due from subsidiaries is restricted by the terms of these bank obligations.

ITEM 14(B)  REPORTS ON FORM 8-K

     None.

ITEM 14(C)  EXHIBITS

    EXHIBIT
    NUMBER                                     DESCRIPTION
    ------   --------------------------------------------------------------------------------
      1.1    Form of Underwriting Agreement for the Senior Discount Notes (Incorporated by
             reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1
             (File Number 333-5094) which became effective on July 23, 1996).
      3.1    Articles of Association of the Registrant (English translation) (German version included in Exhibit 3.1) (Incorporated by reference to Exhibit 3.1 to the
             Company's Registration Statement on Form S-1 (File Number 333-5094) which became effective on July 23, 1996).
      4.1    Form of Indenture between the Registrant and The Bank of New York, as Trustee
             (Incorporated by reference to Exhibit 4.1 to the Company's Registration
             Statement on Form S-1 (File Number 333-5094) which became effective on July 23,
             1996).
      4.3    Form of Senior Discount Note (included in Exhibit 4.3) (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1
             (File Number 333-5094) which became effective on July 23, 1996).
      5      Opinion of Baker & McKenzie with respect to the legality of the securities being registered (Incorporated by reference to Exhibit 5 to the Company's Registration
             Statement on Form S-1 (File Number 333-5094) which became effective on July 23,
             1996).
      8      Form of opinion of Baker & McKenzie with respect to tax matters (Incorporated by reference to Exhibit 8 to the Company's Registration Statement on Form S-1 (File
             Number 333-5094) which became effective on July 23, 1996).
     10.1    Form of Bank Credit Agreement (Incorporated by reference to Exhibit 10.1 to the
             Company's Registration Statement on Form S-1 (File Number 333-5094) which became effective on July 23, 1996).
     10.2    Form of Employment Agreement for Ben Bartel (Incorporated by reference to
             Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File Number
             333-5094) which became effective on July 23, 1996).
     10.3    Form of Employment Agreement and Share Transfer and Option Agreement for Paul
             Thomason (Incorporated by reference to Exhibit 10.3 to the Company's
             Registration Statement on Form S-1 (File Number 333-5094) which became effective on July 23, 1996).
     10.4    Employment Agreement and Share Transfer and Option Agreement for Ernst Uhlig
             (Incorporated by reference to Exhibit 10.4 to the Company's Registration
             Statement on Form S-1 (File Number 333-5094) which became effective on July 23,
             1996).
     10.5    Shareholder Agreement (Incorporated by reference to Exhibit 10.5 to the
             Company's Registration Statement on Form S-1 (File Number 333-5094) which became effective on July 23, 1996).
     10.6    Merger Agreement (English translation) (German version included in Exhibit 10.6)
             (Incorporated by reference to Exhibit 10.6 to the Company's Registration
             Statement on Form S-1 (File Number 333-5094) which became effective on July 23,
             1996).
     10.7    Registration Rights Agreement (Incorporated by reference to Exhibit 10.7 to the
             Company's Registration Statement on Form S-1 (File Number 333-5094) which became effective on July 23, 1996).

    EXHIBIT
    NUMBER                                     DESCRIPTION
    ------   --------------------------------------------------------------------------------
     10.8    Cooperation Agreement between Deutsche Bundespost Telekom and KABELCOM Osnabruck
             Gesellschaft fur Breitbandkabel-Kommuikation mbH & Co KG dated January 29, 1993 as amended by Supplemental Agreement to B1-Cooperation Agreement between
             Deutsche Telekom AG and KABELCOM Osnabruck Gesellschaft fur
             Breitbandkabe-Kommuikation mbH & Co KG dated February 1, 1995 and English translation thereof (Incorporated by reference to Exhibit 10.8 to the Company's
             Registration Statement on Form S-1 (File Number 333-5094) which became effective on July 23, 1996).
     10.9    Signal Supply Agreement between Deutsche Bundespost TELEKOM and Kabelfernsehen
             Plauen GmbH dated October 10, 1991 and English translation thereof (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
             (File Number 333-5094) which became effective on July 23, 1996).
     10.10   Signal Supply Agreement between Deutsche Bundespost TELEKOM and PKG
             Projektmanagement Kommunikationsnetze GmbH & Co KG dated August 11, 1994 and
             English translation thereof (Incorporated by reference to Exhibit 10.10 to the
             Company's Registration Statement on Form S-1 (File Number 333-5094) which became effective on July 23, 1996).
     10.11   Master Signal Supply Agreement between Deutsche Bundespost TELEKOM and
             Projektmanagement Kommunikationsnetze Gesellschaft mbH dated August 28, 1991 and
             English translation thereof (Incorporated by reference to Exhibit 10.11 to the
             Company's Registration Statement on Form S-1 (File Number 333-5094) which became effective on July 23, 1996).
     10.12   Signal Supply Agreement between Deutsche Bundespost TELEKOM and Kabelfernsehen
             Leipzig and Hafi GmbH dated December 20, 1994 and English translation thereof
             (Incorporated by reference to Exhibit 10.12 to the Company's Registration
             Statement on Form S-1 (File Number 333-5094) which became effective on July 23,
             1996).
     10.13   Signal Supply Agreement between Deutsche Bundespost TELEKOM and Telecable
             Betriebsgesellschaft Halle dated November 4, 1992 and English translation thereof (Incorporated by reference to Exhibit 10.13 to the Company's
             Registration Statement on Form S-1 (File Number 333-5094) which became effective on July 23, 1996).
     10.14   Signal Supply Agreement (Supplement) between Deutsche Bundespost Telekom and
             Telecable dated November 4, 1992 and English translation thereof (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form
             S-1 (File Number 333-5094) which became effective on July 23, 1996).
     10.15   Connection Agreement between Wohnungsgesellschaft Hoyerswerda and PKG
             Kabelbetriebsgesellschaft mbH Hoyerswerda dated February 5, 1992 and English translation thereof (Incorporated by reference to Exhibit 10.15 to the Company's
             Registration Statement on Form S-1 (File Number 333-5094) which became effective on July 23, 1996).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KABELMEDIA HOLDING GMBH

                                          /s/BEN BARTEL
                                            Ben Bartel
                                            Chief Executive Officer and
                                            Managing Director

                                          /s/PAUL THOMASON
                                            Paul Thomason
                                            Chief Financial Officer and
                                             Controller

Dated: March 27, 1997

