Form 10-Q
period 1997-03-31
KABELMEDIA HOLDING GMBH
filed 1997-05-15
CIK 1017495

================================================================================

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO RULE 13a - 16 OR 15(d) - 16
   OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 1997

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

                   KOLNER STRASSE 6, 65760 ESCHBORN, GERMANY
                    (Address of principal executive offices)

     Registrant's telephone number, including area code: 011-49-6196-926360

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  X
                           Yes ________  No  _______

Included in this filing are xx pages, sequentially numbered in the bottom center of each page.

================================================================================

                            KABELMEDIA HOLDING GMBH

                                   FORM 10-Q

                                     INDEX

                                                                                       PAGE
                                                                                       -----
Part I.  Financial Information
     Item 1. Financial Statements (unaudited)
          Condensed consolidated statements of operations -- Three months ended
          March 31, 1997 and 1996...................................................       3
          Condensed consolidated balance sheets -- March 31, 1997 and
            December 31, 1996.......................................................       4
          Condensed consolidated statements of cash flows -- Three months ended
            March 31, 1997 and 1996.................................................       5
          Notes to condensed consolidated financial statements......................       6
     Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................       8
Part II.  Other Information.........................................................      11
Signatures..........................................................................      12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                                                          MARCH 31, 1997
                                                                   ----------------------------
                                                                    1996       1997       1997
                                                                   -------    -------    ------
                                                                     DM         DM       U.S.$
Revenues........................................................    15,327     17,432    10,452
Operating costs and expenses:
  Operations....................................................     2,919      3,006     1,802
  Selling, general and administrative...........................     3,010      3,327     1,995
  Corporate expenses............................................     1,360      1,728     1,036
  Depreciation and amortization.................................    10,731     11,888     7,128
                                                                   -------    -------    ------
Total...........................................................    18,020     19,949    11,961
                                                                   -------    -------    ------
Operating loss..................................................    (2,693)    (2,517)   (1,509)
Interest expense
  Bank debt and other...........................................    (4,106)    (2,847)   (1,707)
  Senior Discount Notes.........................................         0     (5,938)   (3,560)
  Subordinated Shareholder Loans................................    (4,495)         0         0
Unrealized foreign currency loss................................        --       (787)     (472)
Minority interest in net loss of subsidiaries...................        27          2         1
                                                                   -------    -------    ------
Loss before income taxes........................................   (11,267)   (12,087)   (7,247)
Income tax benefit (expense)....................................       599         21        13
                                                                   -------    -------    ------
Net loss........................................................   (10,668)   (12,066)   (7,234)
                                                                   =======    =======    ======

     See accompanying notes to condensed consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    MARCH 31,
                                                          DECEMBER 31,     ---------------------------
                                                              1996            1997            1997
                                                          ------------     -----------     -----------
                                                               DM              DM             U.S.$
                                                                           (UNAUDITED)     (UNAUDITED)
Cash..................................................           951            3,573          2,142
Accounts receivable -- net............................         2,815            3,033          1,819
Inventory.............................................         1,811            2,133          1,279
Property, plant and equipment -- net..................       230,341          228,315        136,896
Goodwill -- net.......................................       147,747          161,151         96,625
Foreign currency forward contracts....................         9,062           23,329         13,988
Other assets..........................................        29,305           28,754         17,240
                                                          ------------     -----------     -----------
TOTAL ASSETS..........................................       422,032          450,288        269,989
                                                          ==========        =========      =========
Accounts payable......................................         6,290            4,349          2,608
Accrued expenses and other liabilities................        10,048           11,715          7,024
Deferred gain on foreign currency forward contracts...         7,606            8,942          5,362
Deferred revenue......................................         8,703            9,323          5,590
Deferred purchase obligations.........................         7,875           10,597          6,354
Bank debt.............................................       111,175          127,522         76,461
Senior Discount Notes.................................       163,131          182,785        109,596
                                                          ------------     -----------     -----------
TOTAL LIABILITIES.....................................       314,828          355,233        212,995
Minority interest in subsidiaries.....................            92                9              5
SHAREHOLDERS' EQUITY (DEFICIENCY)
Registered capital....................................        10,000           10,000          5,996
Capital contributions.................................       200,192          200,192        120,034
Accumulated deficit...................................      (103,080)        (115,146)       (69,041)
                                                          ------------     -----------     -----------
TOTAL SHAREHOLDERS' EQUITY............................       107,112           95,046         56,989
                                                          ------------     -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............       422,032          450,288        269,989
                                                          ==========        =========      =========

     See accompanying notes to condensed consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED MARCH
                                                                             31,
                                                              ---------------------------------
                                                               1996         1997         1997
                                                              -------     --------     --------
                                                                DM           DM         U.S. $
OPERATING ACTIVITIES
Net cash provided by operating activities.................      3,248        4,510        2,704
INVESTING ACTIVITIES
Net purchases of property, plant equipment................     (2,891)      (1,507)        (904)
Acquisition of businesses.................................    (11,951)     (19,230)     (11,530)
Acquisition of other assets...............................       (105)          --           --
                                                              -------      -------      -------
Net cash used in investing activities.....................    (14,947)     (20,737)     (12,434)
FINANCING ACTIVITIES
Proceeds from bank debt...................................     15,000       20,300       12,172
Proceeds from deferred purchase obligations...............         --        2,500        1,499
Payments of acquired debt.................................     (4,625)           0            0
Repayment of bank debt....................................         --       (2,300)      (1,379)
Proceeds from (payments of) bank overdrafts...............       (245)      (1,651)        (990)
                                                              -------      -------      -------
Net cash provided by financing activities.................     10,130       18,849       11,302
Net increase (decrease) in cash and cash equivalents......     (1,569)       2,622        1,572
Cash and cash equivalents at beginning of period..........      7,866          951          570
                                                              -------      -------      -------
Cash and cash equivalents at end of period................      6,297        3,573        2,142
                                                              =======      =======      =======

     See accompanying notes to condensed consolidated financial statements.

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Kabelmedia Holding GmbH (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") including those principles specific to the cable television industry. The Company maintains its financial records in accordance with the German Commercial Code, which represents generally accepted accounting principles in Germany ("German GAAP"). Generally accepted accounting principles in Germany vary in certain significant respects from U.S. GAAP. Accordingly, the Company has recorded certain adjustments in order that these unaudited condensed financial statements be in accordance with U.S. GAAP for interim financial information.

     Solely for the convenience of the reader, the accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 1997 have been translated into United States dollars ("U.S. $") at the rate of DM 1.6678 per $1.00 the Noon Buying Rate of the Federal Reserve Bank of New York on March 31, 1997. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

2.   BUSINESS ACQUISITIONS

     On January 31, 1997, Kabelmedia acquired the shares of Antennen-Lindemann for a total consideration of DM 20,000,000 plus closing costs and expenses of DM 550,000. The purchase price consisted of cash payments of DM 16,730,000, the assumption of liabilities of DM 895,000 and a deferred purchase obligation of DM 2,500,000. DM 500,000 of the deferred purchase obligation is due on the first anniversary date of the acquisition. The remainder of the deferred purchase obligation plus accrued interest of 4% per annum is due on the third anniversary date. The Company borrowed DM 20,300,00 on January 31, 1997 to fund the acquisition and pay all related costs and expenses. On March 27, 1997 the Company repaid DM 2,300,000 of the Bank Debt. The acquisition resulted in goodwill of DM 18,443,000.

3.   FOREIGN EXCHANGE

     Through March 31, 1997 the company has entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on the Senior Discount Notes. The U.S. dollar denominated Senior Discount Notes are recorded in Deutsche Marks at the applicable exchange rate. The foreign currency forward contracts require the Company to exchange Deutsche Marks for U.S. dollars and generally mature in four to five years. The premium on the foreign currency forward contracts, representing the difference between the contracted forward rate and the spot rate at the date of the contracts, in an initial amount of DM 9,810,000 has been recorded in assets and liabilities. The asset is adjusted to the period-end exchange rate which offsets the related unrealized gain or loss on the Senior Discount Notes. The liability representing the unamortized premium on the foreign currency forward contracts amounted to DM 8,942,000 which is being amortized over the life of the contracts. The Company recorded an unrealized foreign exchange loss of DM 787,000 related to a portion of the Senior Discount Notes which were not hedged during the three months ended March 31, 1997. At March 31, 1997 the Senior Discount Notes were completely hedged.

4.   RESERVE FOR CORPORATE RESTRUCTURING

     During the first quarter of 1997, the Company applied approximately DM 244,000 of costs and expenses against the DM 1,611,000 restructuring accrual which was established in 1996 to allow for the move of the Company's corporate office from Plauen to Frankfurt. The expenses incurred in the first quarter of 1997 primarily relate to the rehabilitation of leasehold improvements in Plauen and severance payments.

5.   RECLASSIFICATION

     The Company has made the decision to report its corporate expenses as a separate line item in its Condensed Consolidated Statements of Operations. Corporate expenses is primarily comprised of the salaries of senior management and the administrative, accounting and MIS staffs, the lease of office space for corporate activities and fees and expenses paid to the Company's legal and accounting consultants. The three month period ended March 31, 1996 has been restated to reflect this change in accounting presentation by allocating DM 1,360,000 from selling, general and administrative expenses to corporate expenses.

     The Company has made the decision to report the difference between the contracted forward rate and the period end exchange rate as a separate line item in the balance sheet entitled "Foreign currency forward contracts". The item had been included in "Other assets". In addition, the Company will report the "Deferred gain on foreign currency contracts" as a separate line item. Previously this item had been included in "Accrued expenses and other liabilities".

     The Company has made the decision to report Deferred purchase obligations on a separate line item. Previously deferred purchase obligations were included in "Accrued expenses and other liabilities".

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1997

     REVENUES. Revenues increased 13.7% from DM 15,327,000 in the first quarter of 1996 to DM 17,432,000 in the first quarter of 1997. The increase was primarily attributable to a 5.4% increase (from 357,352 to 376,518) in the average monthly number of customers and a 7.9% increase (from DM 14.30 to DM 15.43) in the average monthly revenue per customer from the first quarter of 1996 to the first quarter of 1997. The increase in the Company's average monthly number of customers was primarily related to the acquisitions of cable television companies subsequent to December 31, 1995 and as of the respective dates of the acquisitions, collectively served approximately 34,000 customers (14,700 acquired in the first quarter of 1996 and 19,300 acquired in the first quarter of 1997). In addition the Company acquired approximately 10,400 (5,400 in 1996 and 5,000 in 1997) additional customers by building out its existing cable systems during this same time period. All of the increase in the average monthly revenue per customer is attributable to rate increases implemented since December 31, 1995 as both acquisitions had lower monthly revenue per customer than the Company's average at the time of acquisition.

     OPERATING EXPENSES. Operating expenses increased 3.0% from DM 2,919,000 in the first quarter of 1996 to DM 3,006,000 in the first quarter of 1997, principally as a result of increased costs associated with the maintenance of a larger customer base, increased costs associated with updating and maintaining a larger customer base in the billing subscriber system, increased costs associated with a system audit which is currently being conducted and increased costs under the Company's signal delivery contracts with Deutsche Telekom AG, under which programming is procured for a portion of the Company's cable systems.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 10.5% from DM 3,010,000 in the first quarter of 1996 to DM 3,327,000 in the first quarter of 1997, principally as a result of the increased costs associated with the cable television companies acquired subsequent to December 31, 1995 and increased costs associated with a more aggressive marketing plan. As a percent of revenue selling, general and administrative expenses declined from 19.6% in the first quarter of 1996 to 19.1% in the first quarter of 1997, reflecting higher revenue per subscriber and increased efficiencies.

     CORPORATE EXPENSES. Corporate expenses increased by 27.1% from DM 1,360,000 in the first quarter of 1996 to DM 1,728,000 in the first quarter of 1997. The increase was primarily attributable to increased costs associated with the addition of the management, accounting, administrative and MIS corporate personnel required to manage a larger customer base.

     DEPRECIATION AND AMORITIZATION. Depreciation and amortization increased by DM 1,157,000 from DM 10,731,000 in the first quarter of 1996 to DM 11,888,000 in the first quarter of 1997, principally as a result of increased assets and goodwill associated with acquisitions of cable television companies.

     INTEREST EXPENSE. Interest expense increased 2.1% from DM 8,601,000 in the first quarter of 1996 to DM 8,785,000 in the first quarter of 1997 even though the average indebtedness decreased from DM 346,287,000 to DM 292,476,000. The primary reason for the decline in average indebtedness resulted from the conversion of the Subordinated Shareholder Loans to Shareholder Capital. The increase in interest expense was primarily associated with the amortization of the capitalized costs and expenses associated with the 1996 Bank Facility and the Senior Discount Notes, increased unused commitment fees associated with the 1996 Bank Facility and a higher interest rate on the Senior Discount Notes. Of the total interest accrued in the first quarter of 1997 DM 5,938,000 related to non-cash interest on the Senior Discount Notes.

     UNREALIZED FOREIGN CURRENCY TRANSACTION LOSS. The Company recorded an unrealized foreign exchange loss of DM 787,000 in the first quarter of 1997. The loss related to a portion of the Senior Discount Notes which was not hedged during the three months ended March 31, 1997. At March 31, 1997, the Senior Discount Notes were completely hedged.

     NET LOSS. Net loss increased DM 1,398,000 from DM 10,668,000 in the first quarter of 1996 to DM 12,066,000 in the first quarter of 1997 as a result of the factors discussed above.

     EBITDA. In addition to other items, some of which are reflected in its statement of operations data, the Company measures its financial performance by EBITDA. The Company defines EBITDA as earnings (loss) before extraordinary items, minority interests, net interest expense, income taxes and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not a U.S. GAAP measure of income
(loss) or cash flow from operations and should not be considered as an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of liquidity. EBITDA increased from DM 8,038,000 for the three months March 31, 1996 to DM 9,371,000 for the three months ended March 31, 1997 primarily as a result of revenues increasing at a faster rate than operating, selling, general and administrative costs and expenses. The Company's EBITDA margin improved from 52.4% in the first quarter of 1996 to 53.8% in the first quarter in 1997. EBITDA per average subscriber increased by 10.7% from DM 7.50 per subscriber in the first quarter of 1996 to DM 8.30 per subscriber in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied on three sources for necessary funding:

     (i)   borrowings under its bank facilities

     (ii)  loans and contributions from its equity investors and

     (iii) cash flow from operations.

     At March 31, 1997, the Company's aggregate consolidated indebtedness was approximately DM 310,307,000, comprised of DM 125,000,000 of debt outstanding under its 1996 Bank Facility, DM 2,522,000 of other bank debt, and DM 182,785,000 of Senior Discount Notes. The Senior Discount Notes are denominated in dollars and converted to Deutsche Marks at the rate of DM 1.6678, the Noon Buying Rate of the Federal Reserve Bank of New York on March 31, 1997. Recorded in assets and liabilities is DM 23,329,000 and DM 8,942,000, respectively. The asset represents the difference between the contracted forward rate and the period end exchange rate. The liability represents the unamortized premium on foreign exchange contracts entered into to hedge against the effect of exchange rate fluctuations on the Senior Discount Notes.

     For the three months ended March 31, 1997 the Company generated net cash from operating activities of DM 4,510,000.

     For the three months ended March 31, 1997, the Company used cash in investing activities of DM 20,737,000. Such cash uses were primarily related to the acquisition of a cable television company and capital expenditures. Net cash provided by financing activities amounted to DM 18,849,000. Such net cash was primarily provided by DM 18,000,000 net borrowings under the 1996 Bank Facilities and a deferred purchase obligation of DM 2,500,000. The Company repaid approximately DM 1,651,000 of loans outstanding under its overdraft facility.

     Net capital expenditures of DM 1,507,000 for the three month period ended March 31, 1997 were related to the continued construction, expansion and upgrading of existing systems (DM 2,257,000) and the sale of the Company's airplane (DM 750,000). Over the three month period ended March 31, 1997 the Company added 5,000 customers by building out and marketing its existing systems. The Company has only minimal commitments to make capital expenditures under the terms of concession or franchise agreements or otherwise, but anticipates that it will continue to increase its capital expenditures in the near future to further upgrade existing cable systems once they have been acquired. To the extent cash flow is not sufficient to fund its capital expenditures, the Company expects to borrow the necessary funds under the 1996 Bank Facility.

     Substantial amounts of depreciation and amortization expense and non-cash interest which accrued on Senior Discount Notes continued to contribute to the net losses experienced by the Company. These expenses, however, do not result in a current outflow of cash.

     The Company believes that EBITDA provides a more meaningful measure of fixed cost coverage than does a deficiency of earnings to fixed charges. EBITDA amounts in each period are not solely available to satisfy cash interest expense payable by the Company and may also be required for other corporate purposes, including increases in working capital, principal payments on debt and capital expenditures. EBITDA for the three month period ended March 31, 1997 was DM 9,371,000. Total interest expense for the same period was DM 8,785,000. Of the total interest expense in the three month period, DM 5,938,000 related to non-cash interest on the Senior Discount Notes.

                           PART II. OTHER INFORMATION

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

        27 -- Financial Data Schedule.

     (b)  Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KABELMEDIA HOLDING GMBH

                                          /s/ BEN BARTEL
                                          Chief Executive Officer and
                                          Managing Director

                                          /s/ PAUL THOMASON
                                          Chief Financial Officer and Controller

Dated: May 15, 1997