Form 10-Q
period 1997-06-30
KABELMEDIA HOLDING GMBH
filed 1997-08-14
CIK 1017495

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO RULE 13a - 16 OR 15(d) - 16 OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from to

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

                   KOELNER STRASSE 6, 65760 ESCHBORN, GERMANY
                    (Address of principal executive offices)

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

                            Yes [ ]          No [X]

     Included in this filing are xx pages, sequentially numbered in the bottom center of each page.

================================================================================

                            KABELMEDIA HOLDING GMBH

                                   FORM 10-Q

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)
  Condensed consolidated statements of operations -- Three months ended June 30, 1997
     and 1996; Six months ended June 30, 1997 and 1996.................................    3
  Condensed consolidated balance sheets -- June 30, 1997 and December 31, 1996.........    4
  Condensed consolidated statements of cash flows -- Six months ended June 30, 1997 and
     1996..............................................................................    5
  Notes to condensed consolidated financial statements.................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
  Operations...........................................................................    8

PART II.  OTHER INFORMATION............................................................   12
Signatures.............................................................................   13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                  JUNE 30, 1997                 JUNE 30, 1997
                                           ---------------------------   ---------------------------
                                            1996      1997      1997      1996      1997      1997
                                           -------   -------   -------   -------   -------   -------
                                                DM        DM     U.S.$        DM        DM     U.S.$
Revenues.................................   15,735    18,026    10,337    31,062    35,458    20,334
Operating costs and expenses:
  Operations.............................    2,544     3,009     1,726     5,463     6,015     3,449
  Selling, general and administrative....    2,598     2,932     1,681     5,608     6,259     3,589
  Corporate overhead.....................    2,397     2,287     1,312     3,757     4,015     2,302
  Depreciation and amortization..........   11,660    12,566     7,206    22,391    24,454    14,023
                                           -------   -------   -------   -------   -------   -------
Total....................................   19,199    20,794    11,925    37,219    40,743    23,363
                                           -------   -------   -------   -------   -------   -------
Operating loss...........................   (3,464)   (2,768)   (1,588)   (6,157)   (5,285)   (3,029)
Interest expense:
  Bank debt and other....................   (5,489)   (2,762)   (1,584)   (9,595)   (5,609)   (3,216)
  Senior Discount Notes..................       --    (6,246)   (3,582)       --   (12,184)   (6,987)
  Subordinated Shareholder Loans.........   (4,473)       --        --    (8,968)       --        --
Unrealized foreign currency gain.........       --       792       454        --         5         2
Other....................................      (18)       14         8         9        16         9
                                           -------   -------   -------   -------   -------   -------
Loss before income taxes.................  (13,444)  (10,970)   (6,292)  (24,711)  (23,057)  (13,221)
Income tax expense.......................     (725)     (210)     (120)     (126)     (189)     (108)
                                           -------   -------   -------   -------   -------   -------
Net loss.................................  (14,169)  (11,180)   (6,412)  (24,837)  (23,246)  (13,329)
                                           =======   =======   =======   =======   =======   =======

     See accompanying notes to condensed consolidated financial statements.

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             DECEMBER 31,
                                                                 1996              JUNE 30, 1997
                                                             ------------    --------------------------
                                                                  DM             DM            U.S.$
                                                                             (UNAUDITED)    (UNAUDITED)
Cash.......................................................         951             266            153
Accounts receivable -- net.................................       2,815           3,940          2,260
Inventory..................................................       1,811           2,433          1,395
Property, plant and equipment -- net.......................     230,341         228,632        131,111
Goodwill -- net............................................     147,747         155,872         89,387
Foreign currency forward contracts.........................       9,062          32,069         18,390
Other assets...............................................      29,305          32,786         18,801
                                                               --------        --------       --------
TOTAL ASSETS...............................................     422,032         455,998        261,497
                                                               ========        ========       ========
Accounts payable...........................................       6,290           4,744          2,720
Accrued expenses and other liabilities.....................      10,140          10,021          5,747
Deferred gain on foreign currency forward contracts........       7,606           8,452          4,847
Deferred revenue...........................................       8,703           8,149          4,673
Deferred purchase obligations..............................       7,875          11,047          6,335
Bank debt..................................................     111,175         132,249         75,840
Senior Discount Notes......................................     163,131         197,470        113,241
                                                               --------        --------       --------
TOTAL LIABILITIES..........................................     314,920         372,132        213,403
SHAREHOLDER'S EQUITY
Registered capital.........................................      10,000          10,000          5,735
Capital contributions......................................     200,192         200,192        114,802
Accumulated deficit........................................    (103,080)       (126,326)       (72,443)
                                                               --------        --------       --------
TOTAL SHAREHOLDERS' EQUITY.................................     107,112          83,866         48,094
                                                               --------        --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................     422,032         455,998        261,497
                                                               ========        ========       ========

     See accompanying notes to condensed consolidated financial statements.

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED JUNE
                                                                              30,
                                                                -------------------------------
                                                                 1996        1997        1997
                                                                -------     -------     -------
                                                                  DM          DM         U.S.$
OPERATING ACTIVITIES
Net cash provided by operating activities...................      1,174       3,707       2,126
INVESTING ACTIVITIES
Purchases of property, and plant equipment..................     (7,235)     (5,030)     (2,885)
Acquisition of businesses, less cash acquired...............    (14,534)    (23,168)    (13,284)
Acquisition of other assets.................................       (105)         --          --
                                                                -------     -------     -------
Net cash used in investing activities.......................    (21,874)    (28,194)    (16,169)
FINANCING ACTIVITIES
Proceeds from bank debt.....................................     16,974      22,800      13,075
Proceeds from deferred purchase obligations.................         --       2,728       1,564
Payments of acquired debt...................................     (4,625)         --          --
Payments of capitalized bank refinancing costs..............       (400)         --          --
Repayment of bank debt......................................         --      (2,300)     (1,319)
Proceeds from bank overdrafts...............................        858         574         329
Proceeds from Subordinated Shareholder Loans................     10,199          --          --
                                                                -------     -------     -------
Net cash provided by financing activities...................     23,006      23,802      13,649
Net increase (decrease) in cash and cash equivalents........      2,306        (685)       (394)
Cash and cash equivalents at beginning of period............      7,866         951         547
                                                                -------     -------     -------
Cash and cash equivalents at end of period..................     10,172         266         153
                                                                =======     =======     =======

   See accompanying notes to the condensed consolidated financial statements.

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Kabelmedia Holding GmbH (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form 10-K.

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

     Solely for the convenience of the reader, the accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 1997 have been translated into United States dollars ("U.S. $) at the rate of DM 1.7438 per $1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on June 30, 1997. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

2.   BUSINESS ACQUISITIONS

     On January 31, 1997, Kabelmedia acquired the shares of Antennen-Lindemann for a total consideration of DM 20,208,000 plus closing costs and expenses of DM 550,000. The purchase price consisted of cash payments of DM 16,938,000, the assumption of liabilities of DM 770,000 and a deferred purchase obligation of DM 2,500,000. DM 500,000 of the deferred purchase obligation was paid on May 28, 1997. The remainder of the deferred purchase obligation plus accrued interest of 4% per annum is due on the third anniversary date of the acquisition. The acquisition resulted in goodwill of DM 18,715,000.

     On May 30, 1997 KabelMedia acquired the assets of Telekommunikation Doebis Antennenservice for total consideration of DM 3,643,000 plus closing costs and expenses of DM 85,000. The purchase price consisted of cash payments of DM 2,914,000 and a deferred purchase obligation of 728,000. The deferred purchase obligation plus accrued interest of 4% is due and payable on May 30, 1998.

3.   FOREIGN EXCHANGE

     Through June 30, 1997 the Company entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on the Senior Discount Notes. The U.S. dollar denominated Senior Discount Notes are recorded in Deutsche Marks at the Noon Buying Rate of the Federal Reserve Bank of New York on June 30, 1997. The foreign currency forward contracts require the Company to exchange Deutsche Marks for U.S. dollars and generally mature in four to five years. The premium on the foreign currency forward contracts, representing the difference between the contracted forward rate and the spot rate at the date of the contracts, in an initial amount of DM 9,810,000 is being amortized over the life of the contracts. The asset is adjusted to the period-end exchange rate which offsets the related unrealized gain or loss on the Senior Discount Notes. The Company recorded an unrealized foreign exchange gain of DM 4,000 as a result of entering into the foreign currency forward contracts. At June 30, 1997, the Company had foreign currency forward contracts to acquire $115,000,000 at exchange rates of between DM 1.4385 to DM
1.6055 with settlement dates ranging from October of 2001 to March of 2002.

4.   RESERVE FOR CORPORATE RESTRUCTURING

     During the three and six months ended June 30, 1997, the Company applied approximately DM 360,000 and DM 604,000 of costs and expenses against the DM 1,611,000 restructuring accrual which was established in 1996 to allow for the move of the Company's corporate office from Plauen to Frankfurt, respectively. The expenses incurred primarily relate to the rehabilitation of lease hold improvements in Plauen and severance payments.

5.   RECLASSIFICATION

     The Company has made the decision to report its corporate overhead as a separate line item in its Condensed Consolidated Statements of Operations. Corporate overhead is primarily comprised of the salaries of senior management and the administrative, accounting and MIS staffs, the lease of office space for corporate activities and fees and expenses paid to the Company's legal and accounting consultants.

     The three and six month periods ended June 30, 1996 have been restated to reflect this change in accounting presentation by allocating DM 2,397,000 and DM 3,757,000 from operating and selling, general and administrative expenses to corporate overhead, respectively.

6.   SUBSEQUENT EVENT

     On July 4, 1997 the Company sold its 50% interest in BKG
Breitbandkabelgesellschaft mbH, Neuruppin for total cash consideration of DM 1,850,000.

     On July 30, 1997 the Company entered into a foreign exchange forward contract to acquire $15,000,000 at an exchange rate of DM 1.7552. Total foreign exchange forward contracts entered into by the Company at July 30, 1997 was $130,000,000 at exchange rates ranging from DM 1.4385 to DM 1.7552 with settlement dates between October of 2001 to June of 2002.

     In July 1997 the Company cancelled DM 75,000,000 of its unused 1996 Bank Facility. An extraordinary loss of approximately DM 1,000,000 resulting from the full amortization of unamortized bank financing fees relating to the 1996 Bank Facility was recorded in July, 1997.

                         PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND 1997

     REVENUES. Revenues increased 14.6% from DM 15,735,000 in the second quarter of 1996 to DM 18,026,000 in the second quarter of 1997. The increase was primarily attributable to a 8.2% increase (from 359,246 to 388,798) in the average monthly number of customers and a 5.8% increase (from DM 14.60 to DM 15.45) in the average monthly revenue per customer from the second quarter of 1996 to the second quarter of 1997. The increase in the Company's average monthly number of customers was primarily related to the acquisitions of cable television companies in 1997, which as of the respective dates of the acquisitions, collectively served approximately 25,400 customers (approximately 19,300 acquired on January 31, 1997 and approximately 6,100 acquired on May 31,
1997). In addition the Company acquired approximately 10,000 (4,500 built out in 1996 and 5,500 built out in thus far in 1997) additional customers by building out its existing cable systems during this same time period. The increase in the average monthly revenue per customer is attributable to rate increases implemented since March 31, 1996 as the 25,400 customers acquired in 1997 had average monthly revenue per customer of approximately DM 12.13.

     OPERATING EXPENSES. Operating expenses increased 18.3% from DM 2,544,000 in the second quarter of 1996 to DM 3,009,000 in the second quarter of 1997, principally as a result of increased costs associated with the maintenance of a larger customer base, increased costs associated with updating and maintaining a larger customer base in the billing subscriber system, and increased costs under the Company's signal delivery contracts with Deutsche Telekom AG, under which programming is procured for a portion of the Company's cable systems.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 15.3% from DM 2,544,000 in the second quarter of 1996 to DM 2,932,000 in the second quarter of 1997, principally as a result of the increased costs associated with the cable television companies acquired in 1997, increased costs associated with system subscriber audits, and increased costs associated with a more aggressive marketing plan. As a percent of revenue selling, general and administrative expenses declined from 16.5% in the second quarter of 1996 to 16.3% in the second quarter of 1997.

     CORPORATE OVERHEAD. Corporate overhead decreased by 4.6% from DM 2,397,000 in the second quarter of 1996 to DM 2,287,000 in the second quarter of 1997. The decrease was primarily attributable to a reduction in legal, accounting and consulting expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by DM 906,000 from DM 11,660,000 in the second quarter of 1996 to DM 12,566,000 in the second quarter of 1997, principally as a result of increased assets and goodwill associated with acquisitions of cable television companies.

     INTEREST EXPENSE. Interest expense decreased 9.6% from DM 9,962,000 in the second quarter of 1996 to DM 9,008,000 in the second quarter of 1997 as the result of a decrease in the average indebtedness from DM 429,575,000 to DM 320,014,000. The primary reason for the decline in average indebtedness resulted from the conversion of the Subordinated Shareholder Loans to shareholder capital on June 19, 1996. Of the total interest accrued in the second quarter of 1997, DM 6,246,000 related to non-cash interest on the Senior Discount Notes and DM 197,000 related to the amortization of bank financing fees.

     UNREALIZED FOREIGN CURRENCY TRANSACTION GAIN. The Company recorded an unrealized foreign exchange gain of DM 791,000 in the second quarter of 1997 as a result of entering into the foreign currency forward contracts. At June 30, 1997, the Company had entered into foreign exchange forward contracts of $115,000,000 at exchange rates between DM 1.4385 and DM 1.6055 with settlement dates ranging from October of 2001 to March of 2002.

     NET LOSS. Net loss decreased by DM 2,989,000 from DM 14,169,000 in the second quarter of 1996 to DM 11,180,000 in the second quarter of 1997 as a result of the factors discussed above.

     EBITDA. In addition to other items, some of which are reflected in its statement of operations data, the Company measures its financial performance by EBITDA. The Company defines EBITDA as earnings (loss) before extraordinary items, minority interests, net interest expense, income taxes and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not a U.S. GAAP measure of income
(loss) or cash flow from operations and should not be considered as an alternative to net income (loss) as an indication of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of liquidity. EBITDA increased from DM 8,196,000 for the three months June 30, 1996 to DM 9,798,000 for the three months ended June 30, 1997 primarily as a result of revenues increasing at a faster rate than operating and selling, general and administrative costs and expenses. The Company's EBITDA margin improved from 52.1% in the second quarter of 1996 to 54.4% in the second quarter in 1997. EBITDA per average subscriber increased by 13.3% from DM 7.60 per subscriber in the second quarter of 1996 to DM 8.61 per subscriber in the second quarter of 1997.

SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1997

     REVENUES. Revenues increased 14.2% from DM 31,062,000 in the first half of 1996 to DM 35,458,000 in the second half of 1997. The increase was primarily attributable to a 6.1% increase (from 358,409 to 380,300) in the average monthly number of customers and a 7.6% increase (from DM 14.44 to DM 15.54) in the average monthly revenue per customer from the first six months of 1996 to the first six months of 1997. The increase in the Company's average monthly number of customers was primarily related to the acquisitions of cable television companies subsequent to December 31, 1995 and, as of the respective dates of the acquisitions, collectively served approximately 40,100 customers (14,700 acquired on January 27, 1996; 19,300 acquired on January 31, 1997 and 6,100 acquired on May 31, 1997). In addition the Company acquired approximately 10,990 (5,400 built out in 1996 and 5,560 built out in 1997) additional customers by building out its existing cable systems during this same time period. The increase in the average monthly revenue per customer is attributable to rate increases implemented since December 31, 1995 as the 40,100 customers acquired had average monthly revenue per customer of approximately DM 12.51.

     OPERATING EXPENSES. Operating expenses increased 10.1% from DM 5,463,000 in the first half of 1996 to DM 6,015,000 in the first half of 1997, principally as a result of increased costs associated with the maintenance of a larger customer base and increased costs under the Company's signal delivery contracts with Deutsche Telekom AG, under which programming is procured for a portion of the Company's cable systems.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 11.6% from DM 5,608,000 in the first six months of 1996 to DM 6,259,000 in the first six months of 1997, principally as a result of the increased costs associated with the cable television companies acquired subsequent to December 31, 1995, increased costs associated with system audits and increased costs associated with a more aggressive marketing plan. As a percent of revenue selling, general and administrative expenses declined from 18.1% in the first half of 1996 to 17.7% in the first half of 1997, reflecting higher revenue per subscriber and increased efficiencies.

     CORPORATE OVERHEAD. Corporate overhead increased by 6.9% from DM 3,757,000 in the first half of 1996 to DM 4,015,000 in the first half of 1997. The increase is attributable to the addition of the management, accounting, administrative and MIS personnel required to manage a larger customer base. A portion of the increase was partially offset by reductions in legal, accounting and consulting costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by DM 2,063,000 from DM 22,391,000 in the first half of 1996 to DM 24,454,000 in the first half of 1997,
principally as a result of increased assets and goodwill associated with acquisitions of cable television companies.

     INTEREST EXPENSE. Interest expense decreased 4.1% from DM 18,563,000 in the first half of 1996 to DM 17,793,000 in the first half of 1997 as a result of a decrease in average indebtedness outstanding from DM 420,200,000 to DM 304,780,000 . The primary reason for the decline in average indebtedness resulted from the conversion of the Subordinated Shareholder Loans to shareholder capital on June 19, 1996. Of the total interest accrued in the first half of 1997, DM 12,184,000 related to non-cash interest on the Senior Discount Notes and DM 394,000 related to the amortization of bank financing fees.

     UNREALIZED FOREIGN CURRENCY TRANSACTION GAIN. The Company recorded an unrealized foreign exchange gain of DM 4,000 in the first half of 1997. The gain related to the Company entering into the foreign exchange currency forward contracts. At June 30, 1997, the Company had entered into foreign exchange forward contracts of $115,000,000 at exchange rates between DM 1.4385 and DM
1.6055 with settlement dates ranging from October of 2001 to March of 2002.

     NET LOSS. Net loss decreased DM 1,591,000 from DM 24,837,000 in the first half of 1996 to DM 23,246 in the first half of 1997 as a result of the factors discussed above.

     EBITDA. In addition to other items, some of which are reflected in its statement of operations data, the Company measures its financial performance by EBITDA. The Company defines EBITDA as earnings (loss) before extraordinary items, minority interests, net interest expense, income taxes and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not a U.S. GAAP measure of income
(loss) or cash flow from operations and should not be considered as an alternative to net income (loss) as an indication of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of liquidity. EBITDA increased from DM 16,234,000 for the six months June 30, 1996 to DM 19,169,000 for the six months ended June 30, 1997 primarily as a result of revenues increasing at a faster rate than operating and selling, general and administrative costs and expenses. The Company's EBITDA margin improved from 52.3% in the first half of 1996 to 54.1% in the first half in 1997. EBITDA per average subscriber increased by 13.8% from DM 7.55 per subscriber in the first half of 1996 to DM 8.59 per subscriber in the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied on four sources for necessary funding:

     (i)   borrowings under its bank facilities,

     (ii)  issuance of the Senior Discount Notes,

     (iii) capital contributions from its equity investors, and

     (iv) cash flow from operations.

     At June 30, 1997, the Company's aggregate consolidated indebtedness was approximately DM 340,766,000, comprised of DM 127,500,000 of debt outstanding under its 1996 Bank Facility, DM 4,749,000 of other bank debt, DM 11,047,000 of deferred purchase obligations and DM 197,470,000 of Senior Discount Notes. The Senior Discount Notes are denominated in dollars and converted to Deutsche Marks at the rate of DM 1.7438, the Noon Buying Rate of the Federal Reserve Bank of New York on June 30, 1997. Recorded in assets and liabilities is foreign exchange forward contracts of DM 32,069,000 and deferred gains on foreign currency forward contracts of DM 8,149,000, respectively. The asset represents the difference between the contracted forward rate and the period end exchange rate. The liability represents the unamortized premium on foreign exchange contracts entered into to hedge against the effect of exchange rate fluctuations on the Senior Discount Notes.

     For the six months ended June 30, 1997 the company generated net cash from operating activities of DM 3,707,000.

     For the six months ended June 30, 1997, the Company used cash in investing activities of DM 28,194,000. Such cash uses were primarily related to the acquisition of the shares (Antenne Lindemann) and assets (Doebis) of two cable television companies and capital expenditures, Net cash provided by financing activities amounted to DM 23,802,000. Such net cash was primarily provided by DM 20,500,000 of net borrowings under the 1996 Bank Facilities, DM 2,728,000 of deferred purchase obligations and proceeds of DM 574,000 under the overdraft facility.

     Net capital expenditures of DM 5,030,000 for the six month period ended June 30, 1997 were related to the continued construction, expansion and upgrading of existing systems and the sale of the Company airplane (DM 750,000). Over the six month period ended June 30, 1997 the Company added 5,500 customers by building out its existing systems. The Company has only minimal commitments to make capital expenditures under the terms of concession or franchise agreements or otherwise, but anticipates that it will continue to increase its capital expenditures in the near future to further upgraded existing cable systems once they have been acquired. To the extent cash flow is not sufficient to fund its capital expenditures, the Company expects to borrow the necessary funds under the 1996 Bank Facility.

     Substantial amounts of depreciation and amortization expense and non-cash interest which accrued on Senior Discount Notes continued to contribute to the net losses experienced by the Company. These expenses, however, do not result in a current outflow of cash.

     The Company believes that EBITDA provides a more meaningful measure of fixed cost coverage than does a deficiency of earnings to fixed charges. EBITDA amounts in each period are not solely available to satisfy cash interest expense amounts payable by the Company and may also be required for other corporate purposes, including increases in working capital, principal payments on debt and capital expenditures. EBITDA for the six month period ended June 30, 1997 was DM 19,169,000. Total interest expense for the same period was DM 17,793,000. Of the total interest expense in the six month period, DM 12,184,000 related to non-cash interest on the Senior Discount Notes and DM 394,000 related to the amortization of bank financing fees.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
        27 -- Financial Data Schedule.

     (b)  Reports on Form 8-K
        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KABELMEDIA HOLDING GMBH

                                            /s/ Ben Bartel
                                            ------------------------------------
                                            Ben Bartel
                                            Chief Executive Officer and Managing
                                            Director

                                            /s/ Paul Thomason
                                            ------------------------------------
                                            Paul Thomason
                                            Chief Financial Officer and
                                            Controller

Dated: August, 14,1997