Form 10-Q
period 1997-09-30
KABELMEDIA HOLDING GMBH
filed 1997-11-14
CIK 1017495

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO RULE 13a - 16 OR 15(d) - 16 OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

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

                            KABELMEDIA HOLDING GMBH

                                   FORM 10-Q

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)
  Condensed consolidated statements of operations -- Three months ended September 30,
     1997 and 1996; Nine months ended September 30, 1997 and 1996......................    3
  Condensed consolidated balance sheets -- September 30, 1997 and December 31, 1996....    4
  Condensed consolidated statements of cash flows -- Nine months ended
     September 30, 1997 and 1996.......................................................    5
  Notes to condensed consolidated financial statements.................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
  Operations...........................................................................    9

PART II.  OTHER INFORMATION............................................................   13
Signatures.............................................................................   14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30, 1997            SEPTEMBER 30, 1997
                                           ---------------------------   ---------------------------
                                            1996      1997      1997      1996      1997      1997
                                           -------   -------   -------   -------   -------   -------
                                                DM        DM     U.S.$        DM        DM     U.S.$
Revenues.................................   16,661    17,957    10,162    47,723    53,415    30,227
Operating costs and expenses:
  Operations.............................    3,052     3,086     1,746     8,515     9,101     5,150
  Selling, general and administrative....    2,770     2,910     1,647     8,378     9,169     5,189
  Corporate overhead.....................    2,355     2,211     1,251     6,112     6,226     3,523
  Depreciation and amortization..........   12,232    12,598     7,129    34,623    37,052    20,968
                                           -------   -------   -------   -------   -------   -------
Total....................................   20,409    20,805    11,773    57,628    61,548    34,830
                                           =======   =======   =======   =======   =======   =======
Operating loss...........................   (3,748)   (2,848)   (1,611)   (9,905)   (8,133)   (4,603)
Interest expense:
  Bank debt and other....................   (2,033)   (2,648)   (1,499)  (11,628)   (8,257)   (4,672)
  Senior Discount Notes..................   (3,609)   (6,912)   (3,911)   (3,609)  (19,096)  (10,806)
  Subordinated Shareholder Loans.........       --        --        --    (8,968)       --        --
Unrealized foreign currency loss.........   (4,063)     (303)     (171)   (4,063)     (298)     (168)
Net gain on the sale of Neuruppin........        0     1,593       901        --     1,593       901
Other....................................       14         6         3        23        22        12
                                           -------   -------   -------   -------   -------   -------
Loss before income taxes.................  (13,439)  (11,112)   (6,288)  (38,150)  (34,169)  (19,336)
Income tax expense.......................     (174)      (19)      (11)     (300)     (208)     (118)
                                           -------   -------   -------   -------   -------   -------
Net loss before extraordinary item.......  (13,613)  (11,131)   (6,299)  (38,450)  (34,377)  (19,454)
Extraordinary loss.......................   (5,322)   (1,013)     (573)   (5,322)   (1,013)     (573)
                                           -------   -------   -------   -------   -------   -------
Net loss.................................  (18,935)  (12,144)   (6,872)  (43,772)  (35,390)  (20,027)
                                           =======   =======   =======   =======   =======   =======

     See accompanying notes to condensed consolidated financial statements.

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             DECEMBER 31,
                                                                 1996            SEPTEMBER 30, 1997
                                                             ------------    --------------------------
                                                                  DM             DM            U.S.$
                                                                             (UNAUDITED)    (UNAUDITED)
Cash.......................................................         951             104             59
Accounts receivable -- net.................................       2,815           3,472          1,965
Inventory..................................................       1,811           2,789          1,578
Property, plant and equipment -- net.......................     230,341         224,380        126,976
Goodwill -- net............................................     147,747         150,386         85,103
Foreign currency forward contracts.........................       9,062          34,927         19,765
Other assets...............................................      29,305          27,852         15,762
                                                               --------        --------        -------
TOTAL ASSETS...............................................     422,032         443,910        251,208
                                                               ========        ========        =======
Accounts payable...........................................       6,290           4,197          2,375
Accrued expenses and other liabilities.....................      10,140          10,098          5,715
Deferred gain on foreign currency forward contracts........       7,606           9,133          5,169
Deferred revenue...........................................       8,703           8,526          4,825
Deferred purchase obligations..............................       7,875           2,729          1,544
Bank debt..................................................     111,175         130,644         73,931
Senior Discount Notes......................................     163,131         206,861        117,062
                                                               --------        --------        -------
TOTAL LIABILITIES..........................................     314,920         372,188        210,621
SHAREHOLDER'S EQUITY
Registered capital.........................................      10,000          10,000          5,659
Capital contributions......................................     200,192         200,192        113,288
Accumulated deficit........................................    (103,080)       (138,470)       (78,360)
                                                               --------        --------        -------
TOTAL SHAREHOLDERS' EQUITY.................................     107,112          71,722         40,587
                                                               --------        --------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................     422,032         443,910        251,208
                                                               ========        ========        =======

     See accompanying notes to condensed consolidated financial statements.

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                               --------------------------------
                                                                 1996        1997        1997
                                                               --------     -------     -------
                                                                  DM          DM         U.S.$
OPERATING ACTIVITIES
Net cash provided by operating activities..................       3,164      13,020       7,368
INVESTING ACTIVITIES
Purchases of property, plant equipment.....................     (14,829)     (7,823)     (4,427)
Acquisition of businesses, less cash acquired..............     (14,768)    (22,003)    (12,451)
Acquisition of other assets................................        (105)         --          --
Proceeds from sale of Neuruppin............................          --       1,636         926
                                                               --------     -------     -------
Net cash used in investing activities......................     (29,702)    (28,190)    (15,952)
FINANCING ACTIVITIES
Proceeds from bank debt....................................     119,181      27,800      15,731
Proceeds from Senior Discount Notes........................     149,008
Proceeds from deferred purchase obligations................          --       2,728       1,544
Payments of acquired debt..................................      (4,625)         --          --
Payments of capitalized bank refinancing costs.............     (11,415)         --          --
Payments of bank debt......................................    (237,500)     (7,300)     (4,131)
Payments of deferred purchase obligations..................      (2,583)     (7,875)     (4,456)
Proceeds from (payments of) bank overdrafts................          --      (1,030)       (583)
Proceeds from Subordinated Shareholder Loans...............      10,199          --          --
Contribution to capital....................................         100          --          --
                                                               --------     -------     -------
Net cash provided by financing activities..................      22,365      14,323       8,105
Net decrease in cash and cash equivalents..................      (4,173)       (847)       (479)
Cash and cash equivalents at beginning of period...........       7,866         951         538
                                                               --------     -------     -------
Cash and cash equivalents at end of period.................       3,693         104          59
                                                               ========     =======     =======

   See accompanying notes to the condensed consolidated financial statements.

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Kabelmedia Holding GmbH (the "Company" or "Kabelmedia") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Form 10-K.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"); including those principles specific to the cable television industry. The Company maintains its financial records in accordance with the German Commercial Code, which represents generally accepted accounting principles in Germany ("German GAAP"). Generally accepted accounting principles in Germany vary in certain significant respects from U.S. GAAP. Accordingly, the Company has recorded certain adjustments in order that these unaudited condensed financial statements be in accordance with U.S. GAAP for interim financial information.

     Solely for the convenience of the reader, the accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 1997 have been translated into United States dollars ("U.S. $") at the rate of DM 1.7671 per U.S. $1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on September 30, 1997. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

2.   BUSINESS ACQUISITIONS AND DISPOSITION

     On January 31, 1997, Kabelmedia acquired the shares of Antennen-Lindemann ("Lindemann") for a total consideration of DM 20,000,000 plus closing costs and expenses of DM 550,000. The purchase price consisted of cash payments of DM 16,730,000, the assumption of liabilities of DM 770,000 and a deferred purchase obligation of DM 2,500,000. DM 500,000 of the deferred purchase obligation and the initial purchase price adjustment of DM 208,000 was paid on May 28, 1997. The remainder of the deferred purchase obligation plus accrued interest of 4% per annum is due on the third anniversary date, January 31, 2000. The acquisition resulted in goodwill of DM 18,346,000.

     On May 30, 1997, Kabelmedia acquired the assets of Telekommunikation Doebis Antennenservice ("Doebis") for total consideration of DM 3,643,000, plus closing costs and expenses of DM 85,000. The purchase price consisted of cash payments of DM 2,914,000 and a deferred purchase obligation of DM 728,000. The deferred purchase obligation plus accrued interest of 4% is due and payable on May 30, 1998.

     On September 30, 1997, Kabelmedia settled and paid its deferred purchase obligation arising out of its acquisition of the BFR Group in September 1995 of DM 7,875,000, representing the discounted present value of the obligation.

     On July 4, 1997, KabelMedia sold its 50% interest in BKG
Breitbandkabelgesellschaft mbH, Neuruppin ("Neuruppin") for total cash consideration on DM 1,850,000. The resulting sale resulted in a gain of DM 1,593,000, net of costs and expenses of DM 214,000.

3.   FOREIGN EXCHANGE

     Through September 30, 1997, the Company had entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on the Senior Discount Notes. The U.S. dollar denominated Senior Discount Notes are recorded in Deutsche Marks at the Noon Buying Rate of the Federal Reserve Bank of New York on September 30, 1997. The foreign currency forward contracts require the Company to exchange Deutsche Marks for U.S. dollars and generally mature in four to five years. The premium on the foreign currency forward contracts, representing the difference between the contracted forward rate and the spot rate at the date of the contracts, in an initial amount of DM 11,043,000, is being amortized over the life of the contracts. The asset is adjusted to the period-end exchange rate which offsets the related unrealized gain or loss on the Senior Discount Notes. For the three months and nine months ended September 30, 1997, the Company recorded an unrealized foreign exchange loss of DM 303,000 and DM 298,000, respectively, as a result of entering into foreign currency forward contracts. At September 30, 1997, the Company had foreign currency forward contracts to acquire $ 130,000,000 at exchange rates of between DM 1.4385 to DM 1.7552 with settlement dates ranging from October of 2001 to June of 2002.

4.   RESERVE FOR CORPORATE RESTRUCTURING

     During the three and nine months ended September 30, 1997, the Company applied approximately DM 207,000 and DM 811,000 of costs and expenses against the DM 1,611,000 restructuring accrual which was established in 1996 to allow for the move of the Company's corporate office from Plauen to Frankfurt. The expenses incurred primarily relate to the rehabilitation of leasehold improvements in Plauen and severance payments.

5.   RECLASSIFICATION

     The Company has made the decision to report its corporate overhead as a separate line item in its Condensed Consolidated Statements of Operations. Corporate overhead is primarily comprised of the salaries of senior management and the administrative, accounting and MIS staff, the lease of office space for corporate activities and fees and expenses paid to the Company's legal, accounting and SMS consultants.

     The three and nine month periods ended September 30, 1996 have been restated to reflect this change in accounting presentation by allocating DM 2,355,000 and DM 6,112,000 from operating and selling, general and administrative expenses to corporate overhead.

6.   EXTRAORDINARY LOSS

     In July 1997, the Company fully amortized the financing fees related to the early cancellation of DM 75,000,000 of its DM 400,000,000 1996 Bank Facility.

7.   SUBSEQUENT EVENTS

     On November 7, 1997, the Company signed a purchase and sale contract to acquire 100% of the shares of Innocom Schwerin GmbH ("Innocom") for total cash consideration of DM 26,400,000. Innocom owns and operates a cable television system in Schwerin, Germany. It serves approximately 34,100 customers.

     On December 1, 1997, the Company expects to execute an amendment to its 1996 Bank Facility. The amendment would change the borrower under the Facility to Kabelmedia Management GmbH, a wholly owned subsidiary of Kabelmedia Holding GmbH, and the existing borrowers, eleven subsidiaries of Kabelmedia Management GmbH, to guarantors. This change is designed solely to reduce administrative burden related to drawdowns and repayments. The amendment could also reduce the revolver and term loan portion of the Facility to DM 255,000,000 from DM 300,000,000, extend the period for which the borrower may borrow, repay and reborrow by one year through December 31, 1998, and extend the final maturity date of the revolver and term loan by one year. The amendment would also increase the DM 20,000,000 revolving facility to DM 65,000,000 and extend the final maturity of both the revolving facility and the DM 5,000,000 overdraft facility by one year. The amendment would also expand the permitted use of proceeds to allow the Company to borrow in order to make open market repurchases of its Senior Discount Notes under certain conditions.

     The amended Facility would continue to be secured by a first ranking security interest on substantially all assets and revenues of the borrower and the guarantors and a pledge of shares of the borrower's subsidiaries. The amended Facility would continue to contain certain covenants which, among other things, require specified ratios relating to cash flow and total debt to contributed equity.

                         PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND 1997

     REVENUES. Revenues increased 7.8% from DM 16,661,000 in the third quarter of 1996 to DM 17,957,000 in the third quarter of 1997. The increase was primarily attributable to a 7.9% increase (from 360,775 to 389,275) in the average monthly number of customers. The average monthly revenue per customer for the third quarter of 1996 and for the third quarter of 1997 was DM 15.39 and 15.38, respectively. The increase in the Company's average monthly number of customers was primarily related to the acquisitions of cable television companies in 1997, which as of the respective dates of the acquisitions, collectively served approximately 25,400 customers (approximately 19,300 acquired on January 31, 1997 and approximately 6,100 acquired on May 31, 1997). In addition, the Company acquired approximately 3,500 additional customers by building out and marketing its existing cable systems during the relevant period. The average monthly revenue per customer decreased slightly from DM
15.39 to DM 15.38 as a result of the 25,400 customers acquired in 1997, which had average monthly revenue per customer of approximately DM 12.13, offset by rate increases implemented since June 30, 1996.

     OPERATING EXPENSES. Operating expenses increased 1.1% from DM 3,052,000 in the third quarter of 1996 to DM 3,086,000 in the third quarter of 1997. A decrease in the costs associated with the repair and maintenance of the Company's customer base partially offset increased costs associated with the cable companies acquired in 1997 and increased costs under the Company's signal delivery contracts with Deutsche Telekom AG, under which programming is procured for a portion of the Company's cable systems.

     SELLING, GENERAL And ADMINISTRATIVE. Selling, general and administrative expenses increased by 5.1% from DM 2,770,000 in the third quarter of 1996 to DM 2,910,000 in the third quarter of 1997, principally as a result of the increased costs associated with the cable television companies acquired in 1997, system subscriber audits, and more aggressive marketing.

     CORPORATE OVERHEAD. Corporate overhead decreased by 6.1% from DM 2,355,000 in the third quarter of 1996 to DM 2,211,000 in the third quarter of 1997. The decrease was primarily attributable to a reduction in legal, accounting and consulting expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by DM 366,000 from DM 12,232,000 in the third quarter of 1996 to DM 12,598,000 in the third quarter of 1997, principally as a result of increased assets and goodwill associated with acquisitions of cable television companies in 1997.

     INTEREST EXPENSE. Interest expense increased from DM 5,642,000 in the third quarter of 1996 to DM 9,560,000 in the third quarter of 1997 as the result of an increase in the average indebtedness from approximately DM 267,200,000 in the third quarter of 1996, during which Senior Discount Notes were issued, to DM 333,600,000. Of the total interest accrued in the third quarter of 1997, DM 6,912,000, or 72.3%, related to non-cash interest on the Senior Discount Notes.

     UNREALIZED FOREIGN CURRENCY LOSS. The Company recorded an unrealized foreign currency loss of DM 303,000 in the third quarter of 1997, as a result of entering into foreign currency forward contracts. At September 30, 1997, the Company had entered into foreign exchange forward contracts of $130,000,000 at exchange rates between DM 1.4385 and DM 1.7552 with settlement dates ranging from October of 2001 to June of 2002.

     NET GAIN ON SALE OF NEURUPPIN. The Company recorded a net gain of DM 1,593,000 (after closing costs and expenses of approximately DM 214,000) in the third quarter of 1997, as the result of the sale of its 50.0 % interest in Neuruppin.

     EXTRAORDINARY LOSS. The Company recorded an extraordinary loss of DM 1,013,000 resulting from the full amortization of bank financing fees relating to the early cancellation of DM 75,000,000 of its DM 400,000,000 1996 Bank Facility in July 1997. In the third quarter of 1996, the Company recorded an extraordinary loss of DM 5,322,000 resulting from the full amortization of bank fees associated with its 1995 Bank Facilities.

     NET LOSS. Net loss decreased by DM 6,791,000, from DM 18,935,000 in the third quarter of 1996 to DM 12,144,000 in the third quarter of 1997, as a result of the factors discussed above.

     EBITDA. In addition to other items, some of which are reflected in its statement of operations data, the Company measures its financial performance by EBITDA. The Company defines EBITDA as earnings (loss) before extraordinary items, minority interests, net interest expense, income taxes, depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not a U.S. GAAP measure of income
(loss) or cash flow from operations and should not be considered as an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of liquidity. EBITDA increased from DM 8,484,000 for the three months ended September 30, 1996 to DM 9,750,000 for the three months ended September 30, 1997, primarily as a result of revenues increasing at a faster rate than operating and selling, general and administrative costs and expenses. The Company's EBITDA margin improved from 50.9% in the third quarter of 1996 to 54.3% in the third quarter of 1997. Average monthly EBITDA per subscriber increased by 6.5% from DM 7.84 per subscriber in the third quarter of 1996 to DM
8.35 per subscriber in the third quarter of 1997.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND 1997

     REVENUES. Revenues increased 11.9% from DM 47,723,000 in the first nine months of 1996 to DM 53,415,000 in the first nine months of 1997. The increase was primarily attributable to a 7.1% increase (from 359,306 to 384,942) in the average monthly number of customers and a 4.5% increase (from DM 14.76 to DM 15.42) in the average monthly revenue per customer from the first nine months of 1996 to the first nine months of 1997. The increase in the Company's average monthly number of customers was primarily related to the acquisitions of cable television companies subsequent to December 31, 1995 which as of the respective dates of the acquisitions, collectively served approximately 40,100 customers (14,700 acquired on January 27, 1996; 19,300 acquired on January 31, 1997 and 6,100 acquired on May 31, 1997). In addition the Company acquired approximately 4,800 additional customers by building out and marketing its existing cable systems during the relevant period. The increase in the average monthly revenue per customer is attributable to rate increases implemented since January 1, 1997, as the 40,100 customers acquired had average monthly revenue per customer of approximately DM 12.51.

     OPERATING EXPENSES. Operating expenses increased 6.9% from DM 8,515,000 in the first nine months of 1996 to DM 9,101,000 in the first nine months of 1997, principally as a result of increased costs associated with the companies acquired in January 1, 1997 and increased costs under the Company's signal delivery contracts with Deutsche Telekom AG, under which programming is procured for a portion of the Company's cable systems.

     SELLING, GENERAL And ADMINISTRATIVE. Selling, general and administrative expenses increased by 9.4% from DM 8,378,000 in the first nine months of 1996 to DM 9,169,000 in the first nine months of 1997, principally as a result of the increased costs associated with the cable television companies acquired in January 1, 1997 and increased costs associated with system audits and a more aggressive marketing plan.

     CORPORATE OVERHEAD. Corporate overhead increased by 1.9% from DM 6,112,000 in the first nine months of 1996 to DM 6,226,000 in the first nine months of 1997. The increase is attributable to the addition of senior management, accounting, administrative and MIS personnel required to manage a larger customer base. A portion of the increase was partially offset by reductions in external legal, accounting and consulting costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by DM 2,429,000 from DM 34,623,000 in the first nine months of 1996 to DM 37,052,000 in the first nine months of 1997, principally as a result of increased assets and goodwill associated with acquisitions of cable television companies in 1997.

     INTEREST EXPENSE. Interest expense increased from DM 24,205,000 in the first nine months of 1996 to DM 27,353,000 in the first nine months of 1997, primarily as a result of an increase in the weighted average interest rate. Average indebtedness declined from DM 333,992,000 in the first nine months of 1996 to DM 325,944,000 in the first nine months of 1997. The decline in average indebtedness primarily resulted from the conversion of the Subordinated Shareholder Loans to Shareholder Capital on June 19, 1996, offset by the issuance of the Senior Discount Notes on July 23, 1996. Of the total interest accrued in the first nine months of 1997, DM 19,096,000 related to non-cash interest on the Senior Discount Notes.

     UNREALIZED FOREIGN CURRENCY LOSS. The Company recorded an unrealized foreign currency loss of DM 298,000 in the first nine months of 1997 as a result of the Company entering into foreign exchange currency forward contracts. At September 30, 1997, the Company had entered into foreign exchange forward contracts of $130,000,000 at exchange rates between DM 1.4385 and DM 1.7552 with settlement dates ranging from October of 2001 to June of 2002.

     NET GAIN ON THE SALE OF NEURUPPIN. The Company recorded a net gain of DM 1,593,000 (after closing costs and expenses of approximately DM 214,000) in the first nine months of 1997 as a result of the sale of its 50.0% interest in Neuruppin.

     EXTRAORDINARY LOSS. The Company recorded an extraordinary loss of DM 1,013,000 resulting from the full amortization of bank fees relating to the early cancellation of DM 75,000,000 of its DM 400,000,000 1996 Bank Facility. The Company recorded a DM 5,322,000 extraordinary loss associated with the full amortization of financing fees related with its 1995 Bank Facilities.

     NET LOSS. Net loss decreased by DM 8,382,000 from DM 43,772,000 in the first nine months of 1996 to DM 35,390,000 in the first nine months of 1997, as a result of the factors discussed above.

     EBITDA. In addition to other items, some of which are reflected in its statement of operations data, the Company measures its financial performance by EBITDA. The Company defines EBITDA as earnings (loss) before extraordinary items, minority interests, net interest expense, income taxes, depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not a U.S. GAAP measure of income
(loss) or cash flow from operations and should not be considered as an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of liquidity. EBITDA increased from DM 24,718,000 for the nine months September 30, 1996 to DM 28,919,000 for the nine months ended September 30, 1997, primarily as a result of revenues increasing at a faster rate than operating and selling, general and administrative costs and expenses. The Company's EBITDA margin improved from 51.8% in the first nine months of 1996 to 54.1% in the first nine months in 1997. Average monthly EBITDA per subscriber increased by 9.3% from DM 7.64 per subscriber in the first nine months of 1996 to DM 8.35 per subscriber in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied on four sources for necessary funding:

     (i)   cash flow from operations

     (ii)  borrowings under its bank facilities

     (iii) issuance of the Senior Discount Notes

     (iv) capital contributions from its equity investors

     At September 30, 1997, the Company's aggregate consolidated indebtedness was approximately DM 340,234,000 comprised of DM 127,500,000 of debt outstanding under its 1996 Bank Facility, DM 3,144,000 of other bank debt, DM 2,729,000 of deferred purchase obligations and DM 206,861,000 of Senior Discount Notes. The Senior Discount Notes are denominated in dollars and for these purposes have been converted to Deutsche Marks at the rate of DM 1.7671, the Noon Buying Rate of the Federal Reserve Bank of New York on September 30, 1997.

     For the nine months ended September 30, 1997 the Company generated net cash from operating activities of DM 13,020,000.

     For the nine months ended September 30, 1997, the Company used DM 28,190,000 of cash in investing activities. Such cash uses were primarily related to the acquisition of the shares of Lindemann and assets of Doebis. The Company made capital expenditures of DM 7,823,000 in the nine month period ended September 30, 1997. The sale of the Company's 50% investment in Neuruppin generated net cash proceeds of DM 1,636,000.

     Capital expenditures of DM 7,823,000 for the nine month period ended September 30, 1997 were related to the continued construction, expansion and upgrading of existing cable systems. Over the nine month period ended September 30, 1997 the Company added 4,800 customers by building out and marketing its existing systems. The Company has only minimal commitments to make capital expenditures under the terms of concession or franchise agreements or otherwise, but anticipates that it will maintain its current level of capital expenditures in the near term to further upgrade existing cable systems. To the extent cash flow is not sufficient to fund its capital expenditures, the Company expects to borrow the necessary funds under its 1996 Bank Facility.

     Net cash provided by financing activities amounted to DM 14,323,000 during the nine months ended September 30, 1997. Such net cash was primarily provided by DM 20,500,000 of net borrowings under the 1996 Bank Facility less net repayments of DM 5,147,000 of deferred purchase obligations and DM 1,030,000 under the Company's overdraft facility. The Company expects that its amended bank facility will provide sufficient funding to allow it to continue to make acquisitions of cable television systems in Germany through at least 1998. In addition, under certain conditions the Company would be permitted to use bank borrowings to acquire its Senior Discount Notes through open market purchases.

     Substantial amounts of depreciation and amortization expense and the accrual of non-cash interest on Senior Discount Notes continue to contribute to the net losses experienced by the Company. These expenses, however, do not result in a current outflow of cash.

     The Company believes that EBITDA provides a more meaningful measure of fixed cost coverage than does a deficiency of earnings to fixed charges. EBITDA amounts in each period are not solely available to satisfy cash interest expense amounts payable by the Company and may also be required for other corporate purposes, including increases in working capital, principal payments on debt and capital expenditures. EBITDA for the nine month period ended September 30, 1997 was DM 28,919,000. Total interest expense for the same period was DM 27,353,000. Of the total interest expense in that nine month period, DM 19,096,000 related to non-cash interest on the Senior Discount Notes.

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

                                            KABELMEDIA HOLDING GMBH

                                            ------------------------------------
                                            Ben Bartel
                                            Chief Executive Officer and
                                            Managing Director

                                            ------------------------------------
                                            Paul Thomason
                                            Chief Financial Officer and
                                            Controller

Dated: November 14, 1997