Form 10-K
period 1997-12-31
KABELMEDIA HOLDING GMBH
filed 1998-03-31
CIK 1017495

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year ended December 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to

                         Commission file number x-xxxxx

                            KABELMEDIA HOLDING GMBH
             (Exact name of registrant as specified in its charter)

          FEDERAL REPUBLIC OF GERMANY                            NOT APPLICABLE
        (State or other jurisdiction of                          I.R.S. Employer
        incorporation or organization)                       Identification Number)

                   KOLNER STRASSE 6, 65760 ESCHBORN, GERMANY
                    (Address of principal executive offices)

     Registrant's telephone number, including area code: 011-49-6196-926360

     The registrant does not have a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes       X       No ____________

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is currently no market for the common equity of the registrant. In particular, there have been no sales of, or average bid or asked prices available for, the common equity of the registrant during the 60 day period prior to the date of the filing on this Form 10-K.

     The total nominal share capital of the registrant (or of any other limited liability company or GmbH organized under German law) is expressed as a particular Deutsch Mark amount. The interests held by the shareholders are represented by individual shares in the total capital, each of which carries a Deutsch Mark nominal value (the aggregate of which is the total nominal capital of the GmbH) and entitles the holder to a proportional share in the capital of the GmbH. As a result, the registrant does not have a total number of shares outstanding. As at March 31, 1998, the total nominal share capital of the registrant was DM10 million.

     No documents have been incorporated by reference into this Form 10-K.

     Included in this filing are 54 pages, sequentially numbered in the bottom center of each page.

================================================================================

                            KABELMEDIA HOLDING GMBH

                                   FORM 10-K

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I.
Item 1.   Business....................................................  2
Item 2.   Properties..................................................  9
Item 3.   Legal Proceedings...........................................  10
Item 4.   Submission of Matters to a Vote of Security Holders.........  10
PART II.
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................  11
Item 6.   Selected Financial Data.....................................  12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results
          of Operations...............................................  13
Item 8.   Financial Statements and Supplementary Data.................  19
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  35
PART III.
Item 10.  Directors and Executive Officers of Registrant..............  35
Item 11.  Executive Compensation......................................  38
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................  38
Item 13.  Certain Relationships and Related Transactions..............  40
PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................  45

                                    PART I.

ITEM 1  BUSINESS

     The Company acquires, owns and operates cable television systems that serve primarily medium-and small-sized communities in Germany. Principally as a result of completing 17 acquisitions since its inception in 1992, the Company owned and operated cable systems passing approximately 560,000 homes and serving approximately 420,000 customers as of December 31, 1997.

     The Company has followed a systematic approach in acquiring, consolidating and operating cable television systems, based on the goal of increasing operating cash flow while maintaining or improving service standards. A key element of the Company's strategy is to expand its existing regional clusters of cable television systems and to establish new regional clusters of systems large enough to serve as cores for new operating regions. In addition, the Company aggressively consolidates cable systems following their acquisition to improve operating performance by eliminating duplicative personnel and office locations, creating regional customer service centers and signal distribution facilities and centralizing corporate support functions, including accounting, billing, marketing and administration services.

     The Company's cable television systems are organized into six operating regions: the Plauen Region, the Leipzig Region, the Berlin Region, and the Dresden Region, all of which are located within the New German States (the former East Germany), and the Stuttgart Region and the Osnabruck Region both of which are located within the Old German States (the former West Germany). During 1997 the Company went through a reorganization and transferred approximately 26,000 subscribers from its Leipzig Region to its Plauen Region. This reorganization better aligns customers within the regions and allows the Company to better realize its goals while improving customer services. The following table sets forth certain information relating to the Company's cable television systems within each of these regions as of December 31, 1997.

                                     PLAUEN   LEIPZIG   BERLIN   DRESDEN   STUTTGART   OSNABRUCK
                                     REGION    REGION   REGION    REGION      REGION      REGION     TOTAL
                                     ------   -------   ------   -------   ---------   ---------   -------
Homes passed.......................  70,697   198,059   76,082   50,681     83,417      81,195     560,131
Customers..........................  58,316   168,466   65,668   41,295     42,654      44,071     420,470
Penetration(1).....................   82.5%     85.1%    86.3%    81.5%      51.1%       54.3%       75.0%

---------------

(1) Customers as a percentage of homes passes

RECENT DEVELOPMENTS

     On January 31, 1997, the Company acquired the shares of Antennen-Lindemann GmbH ("Lindemann") for total consideration of DM19,229,000, after the assumption of acquired bank and related obligations, plus closing costs and expenses of DM525,000. Lindemann passed approximately 21,700 homes and had 19,300 customers at the acquisition date. Lindemann is included in the Leipzig Region.

     On May 30, 1997, Lindemann acquired the assets of Telekommunikation Doebis Antennenservice ("Doebis") for total consideration of DM3,643,000, after the assumption of acquired bank and related obligations, plus closing costs and expenses of DM85,000. Doebis passed approximately 6,100 homes and had 6,100 customers at the acquisition date.

     On July 4, 1997, the Company sold its 50% interest in BKG Breitbandkabelgesellschaft mbH, Neuruppin ("Neuruppin") for total consideration of DM1,807,000, less closing costs and expenses of DM157,000. Neuruppin passed 4,674 homes and had 4,566 subscribers on the date of sale. Neuruppin was the Company's only minority interest of any consequence and was previously included in the Berlin Region.

     On December 1, 1997, Kabelmedia acquired the shares of Innocom Schwerin Kabel-Antennen-und Kommunikationsanlagen Service GmbH ("Innocom") for total consideration of DM20,740,000, after the assumption of acquired bank and related obligations, plus closing costs and expenses of approximately

DM937,000. Innocom passed 35,895 homes and had 34,100 subscribers at the acquisition date. Innocom is included in the Berlin Region.

NETWORK CONFIGURATION

     The Company emphasizes high technological standards in its cable television systems and considers the application of new technology on the basis of cost-effectiveness, enhancement of product quality and service delivery and industry-wide acceptance.

     As of December 31, 1997, substantially all of the Company's cable systems had bandwidths of at least 450MHz, were capable of distributing over 40 channels, and utilized star architecture.

     The Company monitors and evaluates new technological developments on the basis of its ability to make optimal use of its existing assets and to anticipate the introduction of new services and program delivery capabilities. The use of fiber optic cable as an enhancement to coaxial cable is playing a significant role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels. Based on discussions with suppliers of equipment required to implement these technologies, the Company believes that private cable system operators with which it competes have not implemented fiber optic technology, except to a limited extent. In 1997, the Company began to deploy fiber optic technology in one of the largest systems in its Leipzig Region. By 1999, the Company plans to consolidate approximately 70,000 subscribers onto one connection point or head-end in that system through the use of fiber optic technology.

     The Company generally does not use addressable technology in its cable systems and, based on discussions with relevant equipment suppliers, does not believe that its competitors have introduced such technology other than on a modest basis. The principal benefits of addressable or two-way technology include remote monitoring and extension of access to selected programming and termination of service for non-payment. Due to the low churn rate and limited amount of multiple programming tiers and pay-per-view programming offered in Germany, the Company does not believe that the cost of addressable technology is currently justified. The Company intends to continue to assess the potential benefits of fiber optic and addressable technologies.

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

PROGRAMMING

     The Company's systems typically offer a choice of at least two tiers of basic cable television programming service: a "lifetime" or "ground" tier (consisting generally of network and public terrestrial television signals available over the air in the franchise area) and a "standard package" or basic satellite programming tier (consisting primarily of satellite-delivered programming). Additionally, in certain markets, the Company offers either one or two additional tiers of basic cable television programming service. Approximately 90% of the Company's customers subscribed to at least the "standard package" tier of service as of December 31, 1997.

     The Company obtains its programming either directly from program broadcasters via a Company-owned head-end or indirectly through a signal delivery contract with Deutsche Telekom. As of December 31, 1997, approximately 49% of the Company's customers were served by systems that acquired their programming directly from broadcasters via a Company-owned head-end and approximately 51% of the Company's customers were served by systems that obtained their programming indirectly through signal delivery agreements with Deutsche Telekom.

     In those cases where the Company acquires its programming indirectly through Deutsche Telekom, it does so pursuant to signal delivery contracts with Deutsche Telekom. The Deutsche Telekom contracts are generally for a fixed period of time and are subject to negotiated renewal. Under these agreements, the Company typically pays Deutsche Telekom either a flat fee or a fee per customer that is determined by reference to a published fee schedule based on the number of homes connected to one connection point. Deutsche Telekom instituted a general increase in its fees on November 1, 1997. These rate increases coupled with escalation clauses in certain signal delivery contracts could result in an increase in the aggregate amount paid by the Company to Deutsche Telekom as signal delivery fees by approximately 33.75%, from approximately DM8,000,000 in 1997 to DM10,700,000 in 1998. Kabelmedia is seeking to negotiate a reduction of its signal delivery fees with Deutsche Telekom or to cancel certain of its signal delivery contracts prior to the end of their terms, in cases where the Company believes it would be more cost effective to install signal from its own head-end. Regardless of the outcome of these negotiations, Kabelmedia believes that the increase in Deutsche Telekom fees can be passed through to its customers with little or no impact on its churn or penetration rate.

     In those cases where the Company acquires its programming directly from broadcasters via a Company-owned head-end, historically the Company has been able, and believes that all other German cable system operators have been able, to acquire such programming at no cost and without any formal agreements or contract with or approval or authorization from such broadcasters. The Company's beliefs are based on discussions with its competitors and German copyright royalty collecting societies, which act as royalty processing and clearing agencies for those entitled to copyright protection. The Company further believes, based on those discussions, that with the exception of possible claims for copyright fees which may be assessed for the retransmission by the Company of programs received by the Company on its own head-ends, as discussed below, the Company does not have any potential liability arising from its acquisition of programming in this manner. The Company has no present plans to enter into formal agreements with broadcasters for the acquisition of programming via its own head-ends.

     Other than any portion of the fees paid by the Company to Deutsche Telekom under signal delivery contracts which may be allocable to copyright license fees, the Company has not to date paid any copyright license fees in respect of programming carried on its cable systems. The Company believes, based on discussions with its competitors and copyright royalty collecting societies, that, with the exception of one small cable system operator, its competitors similarly have paid no copyright license fees in respect of programming carried on their cable systems. The Company expects that copyright license fees will be imposed in the future in respect of retransmission of programming on cable systems in Germany, but the possible imposition of such fees is uncertain. The complexity of the debate in this area is increased due to the differing approaches which apply to the retransmission of terrestrial broadcasting, on the one hand, and satellite broadcasting, on the other. The applicable legal framework is in the course of being modified by legislation and the judicial interpretations of that framework include inconsistent decisions. Discussions within the cable television industry in Germany in respect of retransmission rights and license fees, in particular between broadcasters and copyright royalty collecting societies, are ongoing and the Company's information on the status of those discussions is based solely on informal discussions with representatives of its competitors, including Deutsche Telekom, broadcasters and German copyright royalty collecting societies. The Company is unable to assess the accuracy and completeness of information given by those sources and believes that some of such information may reflect current negotiating positions of the sources and is subject to change.

     While the Company expects in the foreseeable future to be required to pay some copyright license fees in respect of programming carried in its cable systems, it is unable at present to predict when such license fees might become payable, what programming might attract such fees, the basis and level of the assessment of such fees or the possible impact in the Company and its financial position. The Company believes that if it becomes liable for copyright license fees, such liability will extend generally to cable system operators in Germany and that the Company and such other operators are likely to be able to increase the cost of their future cable services in order to recover the amount of any such license fees from their cable customers. The Company is generally permitted under the term of its concession and franchise agreements to increase fees to cover increased programming costs, and the terms and conditions governing its provision of cable services to customers either permit increased fees, or generally could be modified unilaterally by the Company to permit fees to be increased, subject to the giving of notice by the Company to such customers conditioning the

Company's future provision of cable services on the application of such modified terms and conditions. However, the Company's ability to recover future license fees from customers cannot be assured in all instances; it may be unable to pass on to its customers any copyright license fees which may be assessed with references to past periods, and any need to revise applicable customer terms and conditions would delay the increase in the Company's fees reflecting such increased costs.

CONCESSION AND FRANCHISE AGREEMENTS

     The Company's cable television systems are generally operated pursuant to long-term concession agreements with local governmental authorities and franchise agreements with housing authorities that administer large housing blocks. Concession agreements with local governmental authorities provide the Company with the right to use public rights-of-way, while franchise agreements with housing authorities provide the Company with access to potential customers living in the housing blocks. Each individual franchise agreement typically provides access to a relatively small number of homes. As of December 31, 1997, the Company's cable systems operated pursuant to 132 concession agreements with local governmental authorities and 617 franchise agreements with housing authorities, providing access to approximately 560,431 homes.

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

     The table below illustrates the groupings of the concession and franchise agreements of the Company's cable systems by date of expiration (inclusive of any period for which the Company can unilaterally extend the term by the giving or withholding of notice if it is not in breach of the terms thereof) as of December 31, 1997:

                                                                                      TOTAL NUMBER
                                                          NUMBER OF     NUMBER OF     OF CONCESSION
                                                          CONCESSION    FRANCHISE     AND FRANCHISE
                 YEARS OF EXPIRATION                      AGREEMENTS    AGREEMENTS     AGREEMENTS
                 -------------------                      ----------    ----------    -------------
Prior to 2000.........................................         9            61              70
2001 to 2005..........................................         8           111             119
2006 and after........................................       115           445             560
                                                             ---           ---             ---
Total.................................................       132           617             749
                                                             ===           ===             ===

     Because its concession and franchise agreements have the remaining terms reflected in the above table, the Company has addressed the possible extension of concession and franchise agreements in only limited circumstances. Such limited extensions to-date have been and are in the future expected by the Company to be negotiated on a case-by-case basis, principally with reference to the services to be provided and the costs of such services. Any cable system operator would be required, if awarded such concession or franchise, to build out its cable system in the concession or franchise area, which the Company believes will give existing system operators a competitive advantage when negotiating extensions.

CABLE TELEVISION LICENSES

     On August 1, 1996, the new German Telecommunications Act ("the Act") came into force. The purposes of the Act are, by means of regulation in the telecommunications sector, to foster competition, to ensure adequate services nation-wide and to establish an administration system for band width frequencies. The Act ends the network monopoly of Deutsche Telekom. The network monopoly was previously established in the Telecommunications Installations Act of 1989. Telecommunications services, including the provision of transmission capacity, may now be provided by anybody subject to the requirements established in the Act: The Act sets forth licensing requirements for, among others, the operation of transmission paths which exceed the limits of a piece of property and which are used to offer telecommunications services to the public. The establishment and operation of cable television networks falls within the scope of the licensing requirements set forth in the Telecommunication Act.

     The Act establishes four different license categories:

     -- licenses for the operation of transmission paths for mobile radio services to the public by the licensee or another entity (license category 1: mobile radio license),

     -- licenses for the operation of transmission paths for satellite radio services to the public by the licensee or another entity (license category 2: satellite radio license),

     -- licenses for the operation of transmission paths for telecommunications services to the public by the licensee or another entity, to which provision the license category 1 and 2 are not applicable (license category 3).

     -- licenses for voice telephony services to the public (license category
       4).

     The Federal Ministry of Posts and Telecommunications ("BMPT") had published an administrative order setting forth in detail the application procedure with regard to future licenses for the establishment and operation of telecommunications networks ("Amtsblattverfugung 116/1996"). The administrative order establishes, inter alia, requirements with regard to the technical expertise, financial capacity and personal reliability of the applicant.

     The establishment and operation of transmission paths for the purpose of receipt and distribution of broadcasting signals ("Empfangs- und Verteilanlagen fur Rundfunksignale" -- "EVA"), i.e. the establishment of operation of cable television systems, would fall within license category 3.

     Licenses for the establishment and operation of cable television systems which have been issued to the Company prior to the entry into force of the Act, i.e. under the "Ordinance on the Opening of the Market for Services and on the Regulation of Content, Scope and Procedures for Licenses in the Telecommunications Sector" of October 19, 1995, or under Rule 3/1994; remain valid under the Act until the expiration date set forth in such license. This has been confirmed in a letter from the Federal Office of Posts and Telecommunications (the "BAPT"), dated February 24, 1997, by which holders of licenses for the establishment and operation of cable television systems issued prior to the entry into force of the Act ("old installations") were informed of the effects of the new Act on existing licenses. According to the BAPT, existing licenses remain valid until their expiration date, provided the installations remain unchanged and there is no change of the operator's name. Old installations which are changed and newly established installations are subject to the provisions of, and require a new license pursuant to, the Act.

     According to the BAPT, for the operation of transmission paths for installations for the receipt and distribution of broadcasting signals, such as cable television systems, there will be two alternative types of licenses in license category 3:

     (1) a so-called "limited" license for the operation of transmission paths which receive and distribute broadcasting signals only, i.e., which are not used for any other data transmission,

     (2) a so-called "unlimited" license, which allows the operation of transmission paths for the provision of any telecommunications service, with the exception of voice telephony and mobile and satellite communication services.

     Licensing fees will be regulated in an ordinance which is still under discussion within the BMPT. The BMPT had published a Draft Ordinance on License and Frequency Fees of October 23, 1996. This Draft Ordinance had been substantially revised and has been circulated for public comment in the version of 16 January, 1997. The relevant provision regarding the license fee for a category 3 license sets forth a fee schedule tied to the size of the particular market, with a minimum fee of DM2,000 and a maximum fee of DM40,000,000. It is unclear when the Ordinance will be adopted, since it remains subject to discussions with regard to the maximum amounts established in the Draft.

     The current Draft Ordinance on licensing fees provides that the above-mentioned "limited" license would incur 1/40 of the fee for the above-mentioned unlimited license. In case of a "limited" license, the Draft Ordinance provides for a fee of DM250 per 20,000 inhabitants in the license area, the minimum fee being DM250, the maximum fee DM1,000,000.

     Furthermore, the Act subjects market-dominating telecommunications enterprises to special provisions, in particular with regard to the regulation of tariffs, business terms and conditions and the granting of open network access, including interconnection obligations. Tariffs for telecommunications services of market-dominating enterprises are subject to the control of the regulatory authority in cases where the enterprise abuses its market-dominating position. Detailed regulations are included in the "Ordinance on Telecommunications Tariff Regulation" of October 1, 1996. The business terms and conditions of market-dominating enterprises are also subject to the regulatory authority's control. The regulatory authority has the right to object to business terms and conditions which are not in conformance with relevant provisions of European Union law. With regard to open network access and interconnection, the Act establishes an obligation of market-dominating operators of public telecommunications networks to provide for interconnection between their networks and the public telecommunications networks of other operators and to grant other users access to their networks. Detailed regulations are included in the "Ordinance on Special Network Access" of October 23, 1996.

     During 1997, Kabelmedia applied for "limited" licenses in license category 3 to operate transmission paths in 43 cities. These licenses would cover 1,579,552 homes and the estimated one time cost of the licenses to Kabelmedia would be DM230,834.

CONSTRUCTION PERMITS

     The Act also regulates the right of network operators to use public ways. According to the Act, public ways may be used by licensees free of charge. This right is granted, however, only to licensees under the Act. In addition, the consent of public authorities is required in case new telecommunications lines are laid or existing telecommunications lines are changed. The Act establishes a number of obligations related to this free-of-charge use of public ways.

     Concession and franchise agreements concluded by the Company prior to the effective date of the Act provide public rights-of-way to the Company during the remaining terms of those agreements. See "Business -- Concession and Franchise Agreements."

DEUTSCHE TELEKOM SIGNAL DELIVERY CONTRACTS

     Deutsche Telekom has entered into signal delivery contracts with private cable television operators in certain designated expansion areas in which Deutsche Telekom's broadband distribution networks have not been completed. Private operators may apply for a license to establish and operate a private cable television system, which may include a head-end station, until Deutsche Telekom had provided a connection or "interface", including a head-end station operated by Deutsche Telekom, between the private cable television system and Deutsche Telekom's broadband distribution network. Under the signal delivery contracts, when the system interface is established, the private operators are required to connect their private cable television systems to the Deutsche Telekom interface. Licenses granted for the operation of a head-end station in instances where a signal delivery contract has been entered into with Deutsche Telekom are granted subject to expiration or revocation by the BAPT when the interface becomes available. The Company is not party to any signal delivery contracts with Deutsche Telekom of the type described in this paragraph. See "Business -- Programming."

RETRANSMISSION AND CHANNEL LINE-UP PROVISIONS; MEDIA SERVICES

     The retransmission of cable television programs within Germany through private cable television systems is regulated at the federal level pursuant to The State Treaty on Broadcasting within the United Germany of 1994 (the "State Broadcasting Treaty") and at the state level pursuant to the media laws of the various states. The State Broadcasting Treaty authorizes the various states to make decisions with respect to the assignment and use of transmission capacities. The State Broadcasting Treaty also provides that the retransmission of cable television programs which may be received nationwide and which have been produced in accordance with applicable European legal provisions must be permitted by the federal states within the framework of existing technical capabilities. State laws generally provide that the simultaneous retransmission of an unchanged and complete cable television program is not subject to any licensing requirement, but does subject the operator to an obligation to report the retransmission to the relevant state media institution. Broadcasting activity (which is defined to exclude the simultaneous and unchanged retransmission of programming), such as the insertion of local commercials, subjects the cable television operator to a different regulatory regime.

     Private broadcasting companies require a broadcasting license issued in accordance with the provisions of the State Broadcasting Treaty and the media laws of the federal states. While the State Broadcasting Treaty sets forth the framework for the regulation of private broadcasting, the state media laws set forth the detailed requirements with respect to diversity of opinion, observation of constitutional principles, professional ethics and restrictions on advertisement.

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

     Certain states within Germany, including states where the Company maintains cable television operations, have adopted channel line-up statutes, which establish line-up priorities in situations where the technical capacities of a licensed cable television system are limited. The Sachsen Channel Line-Up Statute, for example, provides that when the number of available channels is insufficient to carry all programs in the same priority category, the German language programs will be given priority. In addition, the statute requires cable network operators to report their proposed channel line-up to the state media authority, which has the right to reconfigure nonconforming proposed channel line-ups or to exempt certain proposed channel line-ups from the statutory requirements.

     The German federal states have recently signed a State Treaty on new media services which came into force on August 1, 1997, concurrently with a new Federal statute on "tele-services". Whereas a draft of the State Treaty included an obligation on cable system operators to grant non-discriminatory network access to providers of so-called "media services", the State Treaty which was signed does not contain such obligation. However, the State Treaty imposes various obligations on providers of "media services". "Media services" are defined as information and communication services which are addressed to the general public, as opposed to "tele-services" which are defined in the new Federal statute on "tele-services" as information and communication services for individual uses on the basis of telecommunication transmission. Media services include distribution services offering directly the sale or lease of objects or services (teleshopping), distribution services in the form of television text, radio text or similar text services and certain "call-services" which offer text, sound or pictures in electronically stored form. Providers of such media services include persons who offer their own or third party media services or who provide access to media services. To the extent that the Company is considered a provider of media services, it is subject to obligations under the State Treaty. The State Treaty includes, inter alia, rules on responsibility for content, advertising, data protection and protection of minors. Similar rules apply for the provision of "tele-services" under the applicable new Federal statute.

     The State Treaty on "media services" and the new Federal statute on "tele-services" has not to date materially affected the Company's ability to make independent business decisions with respect to the rates charged for, or other matters relating to the provision of, such services. There can be no assurance that legislation will not have a material adverse effect on such matters in the future.

TELEPHONY DEREGULATION

     The Telecommunications Act establishes licensing requirements for the provision of voice telephony services to the public on the basis of own or third party operated transmission paths. Regulations governing licenses for voice telephony services came into effect on January 1, 1998. The Company could apply for a license to operate voice telephony services over its networks, but at present has no plans to apply for such licenses.

ITEM 2.  PROPERTIES

     The Company currently operates cable television systems in approximately 276 communities in Germany. In connection with the operation of its cable systems, the Company owns or leases real property for signal reception sites (antennae towers and head-ends), microwave facilities and business offices. As of December 31, 1997 the Company's central operation center was located in approximately 11,000 square feet of leased space in Eschborn, Germany. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's business operations.

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

     German law generally provides that where an element, such as a cable network, is built into real property, ownership of that element automatically passes to the owner of the real property. However, where it can be demonstrated that the parties only intended that the network be on-site "temporarily", title will remain with the party building the network, rather than the owner of the real property. It is in each case a question of fact whether elements of a cable network have been built into real property and whether it is the intention of the parties that the network will remain there temporarily. The Company has indicated in many of its concession and franchise agreements an intention that its network remain on the relevant real property only temporarily, and believes that in such instance title to the cable network should be retained by the Company. If a court were to determine under these legal principles that legal title to the network has been transferred to the owner of the real property, the Company would be entitled under German law to payment of the value of its cable network.

ITEM 3.  LEGAL PROCEEDINGS

     The Company from time to time is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or legal proceeding that, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     None

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated balance sheet data set forth below as at December 31, 1994, 1995, 1996 and 1997 and selected consolidated statement of operations data set forth below for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the financial statements of the Company, which have been audited by Schitag Ernst & Young AG, independent auditors. Acquisitions of cable television systems during the periods for which the selected financial data are presented below materially affect the comparability of such data from one period to another. The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                                                 HISTORICAL(1)
                                                            YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                              1993      1994      1995      1996      1997   1997(2)
                                            ------   -------   -------   -------   -------   -------
                                            DM'000   DM'000    DM'000    DM'000    DM'000     $'000
STATEMENT OF OPERATIONS DATA
Revenues..................................  2,220      4,551    33,510    64,422    73,633    40,928
Operating costs and expenses:
  Operations..............................    183      1,161     6,029    11,513    12,811     7,121
  Selling, general and administrative.....    749      1,761     9,564    10,888    12,591     6,998
  Corporate overhead(3)...................    274        857     5,417     8,662     8,411     4,675
  Depreciation and amortization...........  1,460      3,028    23,685    48,103    52,302    29,072
  Restructuring charge....................     --         --        --     1,611        --        --
                                            ------   -------   -------   -------   -------   -------
Total.....................................  2,666      6,807    44,695    80,777    86,115    47,866
                                            ======   =======   =======   =======   =======   =======
Operating loss............................   (446)    (2,256)  (11,185)  (16,355)  (12,482)   (6,938)
Interest expense
  Cash interest expense...................    312        812    11,166    12,469     7,856     4,367
  Non -- cash interest expense............    743      3,048    14,177    18,243    27,488    15,278
                                            ------   -------   -------   -------   -------   -------
  Total...................................  1,055      3,860    25,343    30,712    35,344    19,645
Unrealized foreign currency loss..........     --         --        --     4,246       834       464
Gain on sale of business..................     --         --        --        --     2,024     1,125
                                            ------   -------   -------   -------   -------   -------
Net loss before income tax benefit
  (expense) and extraordinary items.......  (1,501)   (6,116)  (36,528)  (51,313)  (46,636)  (25,922)
Income tax benefit (expense)..............     --         --       916      (546)   (4,550)   (2,529)
                                            ------   -------   -------   -------   -------   -------
Net loss before extraordinary items.......  (1,501)   (6,116)  (35,612)  (51,859)  (51,186)  (28,451)
                                            ------   -------   -------   -------   -------   -------
OTHER FINANCIAL DATA:
Capital expenditures (excluding
  acquisitions)...........................  6,635      5,617    10,955    17,423    13,472     7,488
Deficiency of earnings to fixed
  charges(4)..............................  (1,501)   (6,116)  (39,198)  (56,635)  (49,525)  (27,528)
                                            ------   -------   -------   -------   -------   -------
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets..............................  14,761   128,229   420,865   422,032   467,216   259,695
Total debt less Subordinated Shareholder
  Loans...................................  7,267     47,178   228,812   282,181   380,060   211,251
Subordinated Shareholder Loans............  4,833     63,584   172,638        --        --        --
  Total debt..............................  12,100   110,762   401,450   282,181   380,060   211,251
Total liabilities.........................  15,812   120,559   448,477   314,920   414,180   230,216
Shareholder's equity (deficiency).........  (1,051)    7,670   (27,612)  107,112    53,036    29,479
OPERATIONS DATA
Homes passed(5)...........................  23,890    71,032   452,948   495,311   560,131        --
Customers(5)..............................  22,655    58,613   342,752   362,940   420,470        --
Penetration(5)(6).........................  94.8%      82.5%     75.7%     73.3%     75.0%        --
Average monthly revenue per customer(7)...   9.24       9.37     12.44     14.91     15.67      8.70

                                                                 HISTORICAL(1)
                                                            YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                              1993      1994      1995      1996      1997   1997(2)
                                            ------   -------   -------   -------   -------   -------
                                            DM'000   DM'000    DM'000    DM'000    DM'000     $'000
EBITDA DATA
EBITDA before restructuring
  charge(8)...............................     --         --        --    33,359        --        --
EBITDA(8).................................  1,014        772    12,500    31,748    39,820    22,134
Average monthly EBITDA per
  customer(7)(8)..........................   4.22       1.59      4.64      7.35      8.48      4.72
EBITDA margin(8)(9).......................  45.7%      17.0%     37.3%     49.3%     54.1%     54.1%

---------------

(1) Reflects acquisitions completed by the Company from inception through December 31, 1997 as of the effective dates. See "Business".

(2) For convenience, the financial data have been translated at the rate of DM1.7991 = $1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1997.

(3) In 1997 the Company made the decision to report its corporate overhead as a separate line item in its Consolidated Statements of Operations. The years ended December 31, 1993, 1994, 1995 and 1996 have been restated to reflect this change in accounting presentation.

(4) For purposes of these computations earnings consist of historical loss before income taxes and minority interest, plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on indebtedness (including capitalized interest and amortization of debt issuance costs). Fixed charges include non-cash fixed charges of DM743,000, DM3,048,000, DM16,847,000, DM27,811,000, and DM27,028,000 for the years ended December 31, 1993, 1994, 1995, 1996, and 1997 respectively.

(5) At end of period.

(6) Customers as a percentage of homes passed.

(7) Equals (a) (i) revenues for the period divided by (ii) twelve divided by (b) the average monthly number of customers for such period. Equals (a) (i) EBITDA for the period divided by (ii) twelve divided by (b) the average monthly number of customer for such period.

(8) EBITDA is defined as earnings (loss) before extraordinary items, minority interest, net interest expense, income taxes, depreciation and amortization. The Company believes that EBITDA and related measures of cash flow serve as important financial indicators in measuring and comparing cable television companies in several areas, including liquidity, operating performance and leverage. EBITDA is not a U.S. GAAP measure of income (loss) or cash flow from operations and should not be considered as an alternative to net income as a indication of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of liquidity.

(9) Represents EBITDA as a percentage of revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this document.

YEARS ENDED DECEMBER 31, 1996 AND 1997

     REVENUES. Revenues increased 14.3% from DM64,422,000 in 1996 to DM73,633,000 in 1997. The increase was primarily attributable to an increase (from 359,946 to 391,475) in the average monthly number of customers and a 5.1% increase (from DM14.91 to DM15.67) in the average monthly revenue per customer from 1996 to 1997. The increase in the Company's average monthly number of customers primarily resulted from acquisitions of cable television companies subsequent to December 31, 1996, which as of the respective dates of the acquisitions, collectively served approximately 59,500 customers. ("the 1997 Acquisitions"). All of the increase in the average monthly revenue per customer in 1997 is attributable to rate increases implemented since December 31, 1995. The 1997 Acquisitions had, as of the respective dates of the acquisitions, average monthly revenue per customer of DM14.65, which is less than for the other cable television systems of Kabelmedia.

     OPERATING EXPENSES. Operating expenses increased 11.3% from DM11,513,000 in 1996 to DM12,811,000 in 1997, principally as a result of the 1997 Acquisitions. The remainder of the increase was attributable to increased costs under the Company's signal delivery contracts with Deutsche Telekom.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 15.6% from DM10,888,000 in 1996 to DM12,591,000 in 1997, principally as a result of the 1997 acquisitions, an increase in salaries and wages and sales commissions.

     CORPORATE OVERHEAD. Corporate overhead declined 2.9% from DM8,662,000 in 1996 to DM8,411,000 in 1997, principally as a result of a decline in legal and consulting costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 8.7% from DM48,103,000 in 1996 to DM52,302,000 in 1997, principally as a result of increased depreciation and amortization associated with the cable television companies acquired subsequent to December 31, 1996 and the full amortization of an investment in a project to install a new billing subscriber system, which was cancelled in October of 1997.

     RESTRUCTURING CHARGE. On December 12, 1996, the Company adopted a plan of reorganization to allow for the move of its corporate offices from Plauen to Eschborn in the vicinity of Frankfurt, and recorded a restructuring charge of DM1,611,000 in 1996. The restructuring charge was principally comprised of lease termination costs, the write-down of leasehold improvements and severance and termination benefits for 17 employees primarily engaged in corporate administrative functions. The balance of the restructuring reserve at December 31, 1997 was DM377,000, which the Company believes will be sufficient to cover the remaining costs associated with the lease termination.

     INTEREST EXPENSE. Interest expense increased 15.1% from DM30,712,000 in 1996 to DM35,344,000 in 1997, as a result of accruing interest on an increased average outstanding balance under the Senior Discount Notes and marking the Senior Discount Notes to the year end exchange rate of US $1 to DM1.7991 in 1997, compared to a rate of US $1 to DM1.5387 in 1996. Bank interest declined from 1996 to 1997 due to a reduction in the average outstanding bank indebtedness which was a result of the issuance of the Senior Discount Notes. Of the total interest accrued in 1997, DM25,798,000 related to non-cash interest on the Company's 13.625% Senior Discount Notes due 2006. The accrued non-cash interest on the Senior Discount Notes was added to the principal of the Notes. Also included in interest on indebtedness was DM2,222,000, representing a noncash expense associated with the amortization of financing fees and related costs and DM2,041,000 representing a noncash reduction of interest expense associated with the amortization of the discount on foreign currency forward contracts.

     UNREALIZED FOREIGN EXCHANGE LOSS. Unrealized foreign exchange loss of DM834,000 in 1997 represents the net effect of marking the U.S. dollar denominated Senior Discount Notes and the foreign exchange forward contracts to the year end exchange rate. At December 31, 1997 the Company had foreign exchange forward contracts to acquire $130,000,000 at rates between DM1.4385 and DM1.7552 per US $. See Note 9 to the consolidated financial statements of the Company found elsewhere in this document.

     GAIN ON SALE OF BUSINESS. The Company recorded a net gain of DM2,024,000 (after closing costs and expenses of approximately DM214,000) as the result of the sale of its 50% interest in Neuruppin.

     NET LOSS BEFORE EXTRAORDINARY ITEMS. Net loss before extraordinary items decreased from DM51,859,000 in 1996 to DM51,186,000 in 1997 as a result of the items discussed above.

     EXTRAORDINARY LOSS. In July 1997, the Company fully amortized DM1,013,000 of the financing fees related to the early cancellation of DM75,000,000 of its DM400,000,000 1996 Bank facilities. In December 1997, the Company purchased and canceled a portion of its Senior Discount Notes with a net book value of DM10,923,000 for DM12,239,000. As a result of the repurchase and cancellation of these Senior Discount Notes, the Company recorded an extraordinary loss of DM1,877,000 which includes the difference between the accreted value of the notes and the amount paid to repurchase the notes and the full amortization of the costs and expenses related to the issuance of the cancelled notes.

     NET LOSS. Net loss decreased DM3,105,000 from DM57,181,000 in 1996 to DM54,076,000 in 1997 as a result of the above discussed factors.

     EBITDA. In addition to other items, some of which are reflected in its statement of operations data, the Company measures its financial performance by EBITDA. The Company defines EBITDA as earnings (loss) before extraordinary items, net interest expense, income taxes and depreciation and amortization, The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not a U.S. GAAP measure of income (loss) or cash flow from operations and should not be considered as an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of liquidity. EBITDA before the restructuring charge increased 19.3% from DM33,359,000 for 1996 to DM39,820,000 for 1997, primarily as a result of revenues increasing at a faster rate than operating and selling, general and administrative costs and expenses and corporate overhead. The Company's EBITDA margin before the restructuring charge improved from 51.8% in 1996 to 54.1% in 1997. EBITDA per average monthly subscriber before the restructuring charge increased from DM7.72 per subscriber in 1996 to DM8.48 per subscriber in 1997.

YEARS ENDED DECEMBER 31, 1996 AND 1995

     REVENUES. Revenues increased 92.2% from DM33,510,000 in 1995 to DM64,422,000 in 1996. The increase was primarily attributable to an increase (from 224,516 to 359,946) in the average monthly number of customers and a 19.9% increase (from DM12.44 to DM14.91) in the average monthly revenue per customer from 1995 to 1996. The increase in the Company's average monthly number of customers was primarily related to acquisitions of cable television companies subsequent to December 31, 1994, substantially all of which were owned for the entirety of 1996 but only for varying portions of 1995, which, as of the respective dates of the acquisitions, collectively served approximately 284,700 customers (270,000 acquired at various dates during 1995 and 14,700 acquired in 1996). In addition, the Company acquired approximately 19,600 additional customers by building out its existing cable systems (14,200 in 1995 and 5,400 in 1996). Approximately 67% of the increase in the average monthly revenue per customer in 1996 is attributable to higher average monthly revenue per customer in the cable television companies acquired subsequent to December 31, 1994. The remaining 33% of the increase in average monthly revenue per customer in 1996 is attributable to rate increases implemented since December 31, 1994.

     OPERATING EXPENSES. Operating expenses increased 91.0% from DM6,029,000 in 1995 to DM11,513,000 in 1996, principally as a result of the increased number of personnel related to the cable television companies acquired subsequent to December 31, 1994, increased costs under the Company's signal delivery contracts with Deutsche Telekom. The increase in costs associated with the signal delivery contracts with Deutsche Telekom primarily relates to a system in Osnabruck, a Level 4 or B-I Model. The total increase in Deutsche Telekom signal delivery fees for Level 4 or B-I Model Systems attributable to the Osnabruck system in 1996 was approximately DM3,120,000 over such fees in 1995. Signal delivery fees for Level 4 or B-1 Systems represent a higher percentage of revenues than applies to the Company's remaining systems, which are predominately Level 2 or Level 3 Systems, because the signal delivery fees for such Level 4 or B-1 Model Systems include a fee for the rental of Deutsche Telekom's principal transmission lines to the home.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 13.8% from DM9,564,000 in 1995 to DM10,888,000 in 1996, principally as a result of the increased cost of personnel and office leases associated with the cable television companies acquired subsequent to December 31, 1994.

     CORPORATE OVERHEAD. Corporate overhead increased by DM3,245,000 from DM5,417,000 in 1995 to DM8,662,000 in 1996, principally as a result of increased legal and financial costs related to due diligence on acquisitions, the development of accounting and other in-house functions, and the addition of senior management.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 103% from DM23,685,000 in 1995 to DM48,103,00 in 1996, principally as a result of increased depreciation and amortization associated with the cable television companies acquired subsequent to December 31, 1994.

     RESTRUCTURING CHARGE. On December 12, 1996, the Company adopted a plan of reorganization to allow for the move of its corporate offices from Plauen to Eschborn in the vicinity of Frankfurt, and recorded a restructuring charge of DM1,611,000. The restructuring charge is principally comprised of lease termination costs, the write-down of leasehold improvements and severance and termination benefits for 17 employees primarily engaged in corporate administrative functions.

     INTEREST EXPENSE. Interest expense increased 21.2% from DM25,343,000 in 1995 to DM30,712,000 in 1996, as a result of a 53% increase in average indebtedness outstanding from DM234,264,000 to DM357,581,000. Of the total interest accrued in 1996, DM18,243,000 related to non-cash interest on subordinated loans to the Company by its shareholders and the Company's 13 5/8% Senior Discount Notes due 2006. The accrued interest on the subordinated shareholder loans was contributed to the Company's capital surplus on June 19, 1996. The accrued interest on the Senior Discount Notes was added to the principal of the Notes. Also included in interest on indebtedness was DM1,089,000, representing a noncash expense associated with the amortization of financing fees and related costs and DM422,000 representing a noncash reduction of interest expense associated with the amortization of the discount on foreign currency forward contracts.

     UNREALIZED FOREIGN EXCHANGE LOSS. Unrealized foreign exchange loss of DM4,246,000 in 1996 related to the period when the dollar denominated Senior Discount Notes, which were issued on July 29, 1996, were not hedged against currency fluctuations. Subsequent to September 30, 1996, the Company entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations in the future. See Note 9 to the consolidated financial statements of the Company found elsewhere in this document.

     NET LOSS BEFORE EXTRAORDINARY ITEM. Net loss before extraordinary item increased from DM35,612,000 in 1995 to DM51,859,000 in 1996 as a result of the items discussed above.

     EXTRAORDINARY LOSS. Extraordinary loss in 1996 consisted of the full amortization of the unamortized financing fees paid to the Company's banks in connection with the 1995 facilities. The 1995 facilities were refinanced and replaced by the 1996 facilities.

     NET LOSS. Net loss increased 18,899,000 from 38,282,000 in 1995 to DM57,181,000 in 1996, as a result of the above discussed factors.

     EBITDA. EBITDA before the restructuring charge increased significantly from DM12,500,000 for 1995 to DM33,359,000 for 1996,primarily as a result of revenues increasing at a faster rate than operating, selling, general and administrative costs and expenses. The Company's EBITDA margin before the restructuring charge improved from 37.3% in 1995 to 51.8% in 1996. EBITDA per average monthly subscriber before the restructuring charge increased from DM4.64 per subscriber in 1995 to DM7.72 per subscriber in 1996. EBITDA after the restructuring charge of DM1,611,000 was DM31,748,000 for 1996.

     INCOME TAXES. The Company had insignificant income taxes in 1995 and 1996 as a result of the losses it incurred. In 1997, the Company incurred current tax expense of DM1,467,000 principally attributable to 1997 Acquisitions and deferred tax expense of DM3,083,000 principally resulting from the utilization of fully reserved acquired operating loss carryforwards. At December 31, 1997 the Company had operating loss carryforwards for German corporate and trade tax purposes of approximately DM146,941,000 and DM76,445,000, respectively, which have no time limitation in respect of their usage. Management intends to maximize the utilization of available operating loss carryforwards to minimize future tax. See Note 10 to the consolidated financial statements of the Company included elsewhere in this document.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied on three sources for necessary funding:

     (i)   borrowings under its bank facilities

     (ii)  issuance of the Senior Discount Notes

     (iii) cash flow from operations.

     At December 31, 1997, the Company's aggregate consolidated indebtedness was approximately DM380,060,000 comprised of DM170,000,000 of debt outstanding under its Amended 1996 facilities, DM937,000 of other bank debt, DM2,729,000 of deferred purchase obligations and DM206,394,000 of Senior Discount Notes. The Senior Discount Notes, which have been hedged with forward contracts, are recorded in Deutsche Marks at the applicable year end rate. At December 31, 1997, the unamortized discount on the foreign currency forward contracts amounted to DM8,581,000 which is being amortized over the life of the contracts. See Note 9 to the consolidated notes to the Company's financial statements found elsewhere in this document.

     The Company generated cash flow from operating activities of DM20,976,000 for 1997. For year ended December 31, 1997 the Company used cash in investing activities of DM55,362,000. Such cash uses were primarily related to the acquisition of a cable television company and capital expenditures. Net cash provided by financing activities amounted to DM35,003,000. Such cash was primarily provided by net proceeds of DM54,525,000 from borrowings under the Amended 1996 facility less the payment of financial fees of DM2,385,000, the repurchase of Senior Discount Notes of DM12,239,000 and net repayment of deferred purchase price obligations of DM4,898,000.

     Capital expenditures of DM13,472,000 for the year ended December 31, 1997, were related to the continued construction, expansion and upgrading of existing systems. The Company has only minimal commitments to make capital expenditures under the terms of concession or franchise agreements or otherwise, but anticipates that it will continue to increase its capital expenditures in the near future to further upgrade existing cable systems once they have been acquired. To the extent cash flow is not sufficient to fund its capital expenditures, the Company expects to borrow the necessary funds under the Amended 1996 Facility.

     Substantial amounts of depreciation and amortization expense and non-cash interest on the Senior Discount Notes continued to contribute to the net losses experienced by the Company. These expenses, however, do not result in an outflow of cash.

     The Company believes that EBITDA provides a more meaningful measure of fixed cost coverage than does a deficiency of earnings to fixed charges. EBITDA amounts in each period are not solely available to satisfy cash interest expense amounts payable by the Company and may also be required for other corporate purposes, including increases in working capital, principal payments on debt and capital expenditures. EBITDA for year ended December 31, 1997 was DM39,820,000. Cash interest on bank debt for the same period was DM7,856,800.

     At December 31, 1997 the Company had borrowed DM3,500,000 from an Overdraft Facility within its Amended 1996 facilities. The Company uses its Overdraft Facility from time to time to meet short term cash needs.

TREASURY POLICIES

     The Senior Discount Notes, are denominated in U.S. dollars, and, therefore, the Company will encounter currency exchange rate risk. At December 31, 1997 the Company had entered into forward contracts for delivery of $130,000,000 between October 4, 2001 and June 28, 2002, at prices ranging from DM1.4385 to

DM1.7752 per US$1.00. See Note 9 to the consolidated financial statements of the Company included elsewhere in this document.

     In November of 1997, the Company adopted a plan to repurchase its Senior Discount Notes under certain conditions. On December 1, 1997 the Company purchased and canceled a portion of its Senior Discount Notes with a net book value of DM10,923,000 on the open market for DM12,239,000. The transaction resulted in an extraordinary loss of DM1,877,000, which includes the difference between the accreted value of the notes and the amount paid to repurchase the notes and the full amortization of the costs and expenses related to the issuance of the canceled Senior Discount Notes.

     On February 17, 1998 the Company purchased and cancelled a portion of its Senior Discount Notes with a net book value of DM5,505,000 for cash consideration of DM7,200,000. The purchase of the notes will result in an extraordinary loss of DM1,943,000 in fiscal 1998, which includes the difference between the accreted value of the notes and the amount paid to repurchase the notes and the full amortization of the costs and expenses related to the issuance of the canceled Senior Discount Notes.

     On December 1, 1997 the Company executed an amendment to its 1996 facilities (the "Amended 1996 facilities"). The amendment extends the revolving availability and final maturity of the 1996 facilities. The amendment also expands the permitted use of proceeds to allow the Company to borrow in order to make open market repurchases of its Senior Discount Notes under certain conditions. See Note 6 to the Consolidated Financial Statements of the Company included elsewhere in this document.

YEAR 2000

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company uses purchased software for its accounting system and subscriber management system. Upgrades to this software which are Year 2000 compliant are currently available. The total cost of acquiring these upgrades and achieving Year 2000 compliance is not expected to have a material effect on the operations and the consolidated financial position and results of operations of the Company.

ITEM 8.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS REPORT

To the Board of Directors,
KABELMEDIA HOLDING GMBH

     We have audited the accompanying consolidated balance sheets of Kabelmedia Holding GmbH and subsidiaries as of December 31, 1997 and 1996 and related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kabelmedia Holding GmbH and subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                           SCHITAG ERNST & YOUNG
                                                 Deutsche Allgemeine Treuhand AG

Frankfurt, Germany
March 27, 1997

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                       1995       1996       1997       1997
                                                      -------    -------    -------    -------
                                                        DM         DM         DM        U.S.$
Revenues..........................................     33,510     64,422     73,633     40,928
Operating costs and expenses
  Operations......................................      6,029     11,513     12,811      7,121
  Selling, general and administrative.............      9,564     10,888     12,591      6,998
  Corporate overhead..............................      5,417      8,662      8,411      4,675
  Depreciation and amortization...................     23,685     48,103     52,302     29,072
  Restructuring charge (Note 15)..................         --      1,611         --         --
                                                      -------    -------    -------    -------
Total.............................................     44,695     80,777     86,115     47,866
                                                      -------    -------    -------    -------
Operating loss....................................    (11,185)   (16,355)   (12,482)    (6,938)
Interest expense:
  Bank debt.......................................     11,691     13,323     11,587      6,439
  Senior Discount Notes...........................         --      8,421     23,757     13,206
  Subordinated Shareholder Loans..................     13,652      8,968         --         --
Unrealized foreign exchange loss..................         --      4,246        834        464
Gain on sale of business (Note 3).................         --         --      2,024      1,125
                                                      -------    -------    -------    -------
Loss before income taxes..........................    (36,528)   (51,313)   (46,636)   (25,922)
                                                      -------    -------    -------    -------
Income tax benefit (expense)......................        916       (546)    (4,550)    (2,529)
                                                      -------    -------    -------    -------
Net loss before extraordinary items...............    (35,612)   (51,859)   (51,186)   (28,451)
Extraordinary items (Notes 6 and 7)...............     (2,670)    (5,322)    (2,890)    (1,606)
                                                      -------    -------    -------    -------
Net loss..........................................    (38,282)   (57,181)   (54,076)   (30,057)
                                                      =======    =======    =======    =======

          See accompanying notes to consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1996        1997       1997
                                                              --------    --------    -------
                                                                 DM          DM        U.S.$
Cash (Note 6).............................................         951       1,568        872
Trade accounts receivable -- net..........................       2,815       1,160        645
Inventory.................................................       1,811       2,256      1,254
Property, plant and equipment -- net (Note 5).............     230,341     225,966    125,599
Goodwill -- net (Note 2)..................................     150,047     170,598     94,824
Foreign currency forward contracts........................       9,062      39,632     22,029
Other assets..............................................      27,005      26,036     14,472
                                                              --------    --------    -------
TOTAL ASSETS..............................................     422,032     467,216    259,695
                                                              --------    --------    -------
Accounts payable..........................................       6,290       8,256      4,589
Accrued expenses and other liabilities....................      10,140       9,611      5,342
Unamortized discount on foreign currency forward
  contracts...............................................       7,606       8,581      4,770
Deferred revenue (Note 2).................................       8,703       7,672      4,264
Deferred purchase obligations.............................       7,875       2,729      1,517
Bank debt (Note 6)........................................     111,175     170,937     95,013
Senior Discount Notes (Note 7)............................     163,131     206,394    114,721
                                                              --------    --------    -------
TOTAL LIABILITIES.........................................     314,920     414,180    230,216
SHAREHOLDERS' EQUITY
Registered capital (Note 13)..............................      10,000      10,000      5,558
Capital contributions.....................................     200,192     200,192    111,273
Accumulated deficit.......................................    (103,080)   (157,156)   (87,352)
                                                              --------    --------    -------
TOTAL SHAREHOLDERS' EQUITY................................     107,112      53,036     29,479
                                                              --------    --------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................     422,032     467,216    259,695
                                                              ========    ========    =======

          See accompanying notes to consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                                 (IN THOUSANDS)

                                                                                               TOTAL
                                             REGISTERED       CAPITAL       ACCUMULATED    SHAREHOLDERS'
                                              CAPITAL      CONTRIBUTIONS      DEFICIT         EQUITY
                                             ----------    -------------    -----------    -------------
                                                 DM             DM              DM              DM
Balance at December 31, 1994.............         100          15,187          (7,617)          7,670
Net loss.................................          --              --         (38,282)        (38,282)
Additional shareholder contribution......          --           3,000              --           3,000
                                               ------         -------        --------         -------
Balance at December 31, 1995.............         100          18,187         (45,899)        (27,612)
Conversion of debt to capital (Note 8)...          --         191,805              --         191,805
Cash contribution to registered
  capital................................         100              --              --             100
Capital contribution to registered
  capital................................       9,800          (9,800)             --              --
Net loss.................................          --              --         (57,181)        (57,181)
                                               ------         -------        --------         -------
Balance at December 31, 1996.............      10,000         200,192        (103,080)        107,112
Net loss.................................          --              --         (54,076)        (54,076)
                                               ------         -------        --------         -------
Balance at December 31, 1997.............      10,000         200,192        (157,156)         53,036
                                               ======         =======        ========         =======

          See accompanying notes to consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                1995       1996       1997       1997
                                                              --------   --------   --------   --------
                                                                    DM         DM         DM      U.S.$
OPERATING ACTIVITIES
Net loss....................................................   (38,282)   (57,181)   (54,076)   (30,057)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
Gain on sale of business....................................        --         --     (2,024)    (1,125)
Extraordinary loss on early retirement of debt..............     2,670      5,322      2,890      1,606
Restructuring charge........................................        --      1,611         --         --
Depreciation and amortization...............................    23,685     48,103     52,302     29,072
Accreted interest on Senior Discount Notes..................        --      8,843     25,798     14,339
Amortization of discount on foreign currency forward
  contracts.................................................        --       (422)    (2,041)    (1,134)
Accrued interest on Subordinated Shareholder Loans..........    13,652      8,968         --         --
Unrealized foreign exchange loss............................        --      4,246        834        464
Amortization of loan financing fees.........................       515      1,089      2,222      1,235
Deferred income taxes.......................................    (1,020)       135      3,083      1,714
Amortization of purchased deferred revenues.................    (1,004)    (1,648)    (1,335)      (742)
Changes in assets and liabilities, net of effects of
  business acquisitions and disposition:
Trade accounts receivable...................................     2,781     (1,480)      (936)      (520)
Inventories.................................................       615       (483)      (433)      (241)
Other assets................................................     3,445     (7,031)    (3,474)    (1,931)
Accounts payable............................................        72     (7,867)       637        354
Accrued expenses and other liabilities......................   (18,719)       493     (2,151)    (1,196)
Deferred revenue............................................       (36)       943       (320)      (178)
                                                              --------   --------   --------   --------
Net cash provided by (used in) operating activities.........   (11,626)     3,641     20,976     11,660
INVESTING ACTIVITIES
Purchases of property, plant and equipment..................   (10,955)   (17,423)   (13,472)    (7,488)
Cash from sale of business..................................        --         --      1,807      1,004
Acquisition of businesses, less cash acquired...............  (118,445)   (15,795)   (43,697)   (24,288)
Acquisition of other assets.................................      (593)      (105)        --         --
                                                              --------   --------   --------   --------
Net cash used in investing activities.......................  (129,993)   (33,323)   (55,362)   (30,772)
FINANCING ACTIVITIES
Proceeds from bank debt.....................................   177,311    127,000     68,800     38,241
Repayment of bank debt......................................        --   (246,247)    (9,258)    (5,146)
Proceeds from deferred purchase obligations.................     9,502        956      3,228      1,795
Repayments of deferred purchase obligations.................        --     (3,819)    (8,126)    (4,517)
Payments of acquired debt...................................  (132,804)    (4,625)    (5,572)    (3,097)
Payments of capitalized financing costs.....................    (6,047)   (11,415)    (2,385)    (1,326)
Proceeds from (payments of) bank overdrafts.................       638      1,610        555        309
Proceeds from (repurchase of) Senior Discount Notes.........        --    149,008    (12,239)    (6,803)
Contributions to capital....................................     3,000        100         --         --
Proceeds from Subordinated Shareholder Loans................    95,407     10,199         --         --
                                                              --------   --------   --------   --------
Net cash provided by financing activities...................   147,007     22,767     35,003     19,456
Net increase (decrease) in cash and cash equivalents........     5,388     (6,915)       617        344
Cash and cash equivalents at beginning of year..............     2,478      7,866        951        528
                                                              --------   --------   --------   --------
Cash and cash equivalents at end of year....................     7,866        951      1,568        872
                                                              ========   ========   ========   ========

          See accompanying notes to consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION OF BUSINESS AND BASIS OF PRESENTATION

     Kabelmedia Holding GmbH, formerly Kabelmedia Beteiligungs GmbH (the "Company" or "Kabelmedia"), was formed in December 1994 to acquire, own and operate cable television systems serving communities throughout Germany. On June 19, 1996 Kabelvision Beteiligungs GmbH ("Kabelvision"), a company controlled by certain shareholders of Kabelmedia was merged with and into the Company. Furthermore, the outstanding Subordinated Shareholder Loans of DM191,805,000 (including accrued interest) at the time of the merger were contributed to the capital of Kabelmedia. Kabelvision was founded in 1992 to acquire, own and operate cable television systems serving communities throughout Germany. Kabelvision began operations in 1993 when their first cable system was acquired. The accompanying financial statements have been prepared using historical costs of each entity as if the merger were a pooling of interests.

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

     Solely for the convenience of the reader, the accompanying consolidated financial statements as of and for the year ended December 31, 1997 have been translated into United States dollars ("U.S. $") at the rate of DM1.7991 per U.S. $1.00 the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1997. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Deferred revenue consists principally of one time installation fees. Installation fees are recorded as income to the extent of direct costs in the period service is rendered with the remainder deferred. The deferred portion of installation fees are amortized on a straight-line basis into income over a period of eight to ten years based upon the related service agreements.

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

INVENTORIES

     Inventories, consisting primarily of supplies used in the construction of cable television systems, are stated at the lower of cost or market. Inventory costs have been determined by the first in, first out (FIFO) method.

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

GOODWILL

     Goodwill consists of the excess purchase price over the fair value of assets acquired in various acquisitions. Such amounts are generally amortized using straight-line method over 12 years. Accumulated amortization for goodwill at December 31, 1996 and 1997 was DM30,622,000 and DM51,863,000, respectively.

IMPAIRMENT OF LONG LIVED AND IDENTIFIABLE INTANGIBLE ASSETS

     The Company evaluates the carrying value of long lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be recognized when the estimated undiscounted future cash flows is less than the carrying amount of the asset.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes", which has been applied for all periods presented. Under this method, deferred tax assets and liabilities are based between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of financial instruments such as cash, accounts receivable and accounts payable approximate their fair value based on the short term maturities of these instruments. The carrying value of bank debt and the Senior Discount Notes approximate fair value based on quoted market prices for the same or similar issues as well as the current rates offered to the Company. See Note 9 for fair value information on the foreign currency forward contracts.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

     In 1997 the Company made the decision to report its corporate overhead as a separate line item in its Consolidated Statements of Operations. In addition, the Company is reporting deferred purchase obligations as a separate line in its Consolidated Statements of Cash Flows. The years ended December 31, 1995 and 1996 have been reclassified to reflect these changes, as well as other certain changes, in accounting presentation.

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

3.  BUSINESS ACQUISITIONS AND DISPOSITION

     Kabelmedia and Kabelvision have made a series of acquisitions of cable television systems and operations. The following table summarizes these acquisitions for the three years ended December 31, 1997:

                                                                                           TRANSACTION
             DATE                                       COMPANY                               TYPE
             ----                                       -------                            -----------
1995 ACQUISITIONS
January 1995...................  APA Basic Beteiligungsgasellschaft mbH                    Share
                                 PKG Holding GmbH                                            Share
                                 PKG Kabelbeteiligungsgesellschaft mbH                       Share
May 1995.......................  Kabel Plus Gesellschaft fur Kabel und                     Asset
                                 Satellitenfernsehen mbH and Wiedmann-Dettwiler St.
                                 Georgen GmbH
August 1995....................  Telecable Betriebsgesellschaft Halle mbH                  Share
September 1995.................  BFR Beteiligungsgesellschaft mbH, Kabelcom GmbH and       Share
                                 ISIT GmbH
October 1995...................  TBK Telecable Betriebsgesellschaft mbH                    Share
October 1995...................  ERKA II Erfurt                                            Asset
October 1995...................  KSW GmbH & Co KG Kabel- und Satellitenempfangsanlagen     Share
                                 fur Wohngebiete und Kommunen
1996 ACQUISITION
January 1996...................  Info-Sat Elektro- und Kommunikationstechnik GmbH          Share
1997 ACQUISITIONS
January 1997...................  Antennen Lindemann GmbH                                   Share
May 1997.......................  Telekommunikation Doebis Antennenservice                  Asset
December 1997..................  Schwerin Kabel-, Antennen- und Kommunikationsanlagen      Share
                                 Service GmbH

     The acquisitions referred to above have been accounted for using the purchase method of accounting and accordingly the accompanying financial statements reflect the results of operation commencing on the effective dates.

     The aggregate purchase price of the 1995 Acquisitions, including acquisition costs, consisted of cash of DM183,071,000 and deferred payments of DM12,583,000. The deferred payments represent the remaining purchase price to be paid to the respective sellers for two separate acquisitions amounting to DM2,583,000 and DM10,000,000. On June 30, 1996 Kabelmedia paid the deferred purchase price of DM2,585,000 plus accrued interest of DM182,000. On September 30, 1997, Kabelmedia paid DM7,875,000 representing the discounted present value of the DM10,000,000 deferred purchase price obligation. These transactions resulted in goodwill of DM143,181,000.

     The purchase price of the 1996 Acquisition, including acquisition costs, consisted of cash of DM14,795,000, and deferred payments of DM1,234,000. The deferred purchase price was paid in full on July 8, 1996. This transaction resulted in goodwill of DM11,803,000.

     In 1996, Kabelmedia acquired additional ownership interest of Kabelcom increasing its effective ownership interest to 99% for total consideration of DM1,740,000, including transaction charges of DM554,000.

     The aggregate purchase price of the 1997 Acquisitions consisted of cash of DM40,469,000 and deferred payments of DM3,228,000. These transactions resulted in goodwill of DM41,427,000. Deferred purchase payments of DM500,000 were paid on May 28, 1997. Closing costs for the 1997 Acquisitions totaled DM1,547,000.

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

     The following represents the unaudited pro forma results of operations as if the 1997 Acquisitions had occurred on January 1, 1996:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1996      1997
                                                                ------    ------
                                                                  (UNAUDITED)
                                                                     (DM IN
                                                                   THOUSANDS)
Revenues....................................................    73,136    78,175
Net loss before extraordinary items.........................    51,094    50,589
Net loss....................................................    56,416    53,479

     On July 4, 1997, KabelMedia sold its 50% interest in BKG
Breitbandkabelgesellschaft mbH, Neuruppin for total cash consideration on DM1,807,000. The resulting sale resulted in a gain of DM2,024,000, net of costs and expenses of DM157,000.

4.  INVESTMENT GRANTS

     Investment grants from the government for certain acquisitions of property, plant and equipment are recognized by the Company when estimable and realizable. The basis of property, plant and equipment is reduced by investments grants recognized, and depreciated over the useful life of the acquired property. During 1996 and 1997 fixed assets were reduced by investment grants received of DM739,000 and DM469,000, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment were as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1996        1997
                                                                --------    --------
                                                                 (DM IN THOUSANDS)
Cable television systems....................................     269,333     295,259
Equipment and fixtures......................................       7,895       8,655
                                                                --------    --------
Total.......................................................     277,228     303,914
Less accumulated depreciation...............................     (46,887)    (77,948)
                                                                --------    --------
Property. plant and equipment -- net........................     230,341     225,966
                                                                ========    ========

     Depreciation expense on the property, plant and equipment was DM13,556,000, DM25,954,000 and DM28,029,000 for 1995, 1996 and 1997, respectively.

6.  BANK DEBT

     Bank debt consisted of the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1996        1997
                                                                --------    --------
                                                                 (DM IN THOUSANDS)
Revolver and Term Loan......................................     107,000     166,500
Overdraft facility..........................................       1,528       3,500
Other.......................................................       2,647         937
                                                                --------    --------
Total bank debt.............................................     111,175     170,937
                                                                ========    ========
Current portion thereof.....................................         306         316

     Effective June 28, 1995 and August 8, 1995, respectively, Kabelvision and Kabelmedia entered into two revolving credit facilities (hereafter the "1995 facilities") with a number of banks. A portion of the proceeds

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES received under the 1995 facilities were used to pay off previous credit facilities. An extraordinary loss of DM2,670,000 resulting from the full amortization of unamortized bank financing fees relating to the previous facilities was recorded in 1995 upon the payment of amounts outstanding under those facilities.

     Effective July 23, 1996 Kabelmedia Management GmbH ("Guarantor"), a wholly-owned subsidiary of Kabelmedia Holding GmbH and eight of the Guarantor's subsidiaries ("Borrowers") entered into a new credit facility (hereafter the "1996 facilities") with a number of banks. An extraordinary loss of DM5,322,000 resulting from the full amortization of unamortized bank financing fees relating to the 1995 facilities was recorded in 1996 upon the repayment of the amounts outstanding under the 1995 facilities.

     The total aggregate amount of the 1996 facilities was DM400,000,000, comprised of a DM375,000,000 Revolver and Term Loan and a DM20,000,000 Revolving Facility. In addition, an Overdraft facility of DM5,000,000 is available to the Guarantors. In July of 1997 the Borrowers canceled DM75,000,000 of the DM375,000,000 Revolver and Term Loan. An extraordinary loss of DM1,013,000 was recorded resulting from the full amortization of the unamortized bank financing fees relating to the canceled portion of the 1996 facilities.

     On December 1, 1997, an amendment to the 1996 facilities was executed. The amended facility is comprised of a DM255,000,000 Revolver and Term Loan and a DM65,000,000 Reducing Revolver Commitment. In addition an Overdraft facility of DM5,000,000 is available to the Borrower (the "Amended 1996 facilities").

     Under the terms of the Amended 1996 facilities, the Borrower was changed to Kabelmedia Management GmbH and the previous Borrowers were made Guarantors. This change was made solely for the purpose of reducing the administration burden associated with the facilities.

     The Borrower may borrow, repay and reborrow under the Revolver and Term Loan until December 31, 1998 ("Conversion Date"). Upon the Conversion Date the outstanding balance under the Revolver and Term Loan will convert into a six and one half year Term Loan and will amortize in equal quarterly installments such that the annual installments will be equal to the following percentages:

                                                                    % ANNUAL REDUCTION
                                                                    ------------------
    1999........................................................           7.5%
    2000........................................................          12.5%
    2001........................................................          17.5%
    2002........................................................          17.5%
    2003........................................................          17.5%
    2004........................................................          17.5%
    2005........................................................          10.0%

     At December 31, 1997 the Borrower had unused availability under the Revolver and Term Loan of DM88,500,000.

     The Borrower may borrow, repay and reborrow up to the Reducing Revolver Commitment. The Reducing Revolver Commitment will reduce in equal quarterly installments such that annual reductions will be equal to the following percentages:

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                                                                    % ANNUAL REDUCTION
                                                                    ------------------
    1999........................................................             0%
    2000........................................................             0%
    2001........................................................             0%
    2002........................................................            20%
    2003........................................................            20%
    2004........................................................            30%
    2005........................................................            30%

     At December 31, 1997 the Borrower had unused availability under the Reducing Revolver Commitment of DM65,000,000.

     The Borrower may borrow, repay and reborrow under the Overdraft Facility until June 30, 2005 when all outstanding amounts will become due and payable. At December 31, 1997, DM1,500,000 of the Overdraft Facility was unused. The interest rate on the Overdraft Facility was 7.0% at December 31, 1997.

     The interest rates under the Amended 1996 facilities are determined at the time of borrowing and are based on LIBOR plus a margin of between 1.00% and 1.50% per annum depending on the ratio of Senior Indebtedness to the Company's annualized operating cash flows. At December 31, 1997 the effective margin was 1.50% and LIBOR was 3.50%.

     The Amended 1996 facilities are secured through first ranking security interests on substantially all assets and revenues of the Borrower and its subsidiaries, a pledge of the shares of the Guarantors and their subsidiaries, as well as guarantees from all subsidiaries. Kabelmedia Holding, GmbH is restricted under the Amended 1996 facilities in accessing its investment in and amounts due from its subsidiaries. In addition, the Amended 1996 facilities contain certain covenants which, among other things, require the Company to maintain specified ratios relating to cash flow and total debt to contributed equity.

     Bank financing fees of DM2,385,000 relating to the execution of the Amendment to the 1996 facilities have been capitalized in other assets. These fees coupled with the remaining fees on the 1996 facilities are being amortized and recorded as bank interest over a period of 8 years representing the term of the Amended 1996 facilities. Commitment fees of 0.3875% per year are charged on the unused portion of the respective facilities.

                                                                YEARS ENDED DECEMBER 31,
                                                                -------------------------
                                                                 1995      1996     1997
                                                                ------    ------    -----
                                                                    (DM IN THOUSANDS)
Cash paid for interest on bank debt during the period.......    11,166    12,469    7,856

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

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

     Using proceeds from the Amended 1996 facilities, on December 1, 1997 the Company purchased and canceled a portion of its Senior Discount Notes with a net book value of DM 10,923,000 for cash consideration of DM 12,239,000. The purchase of the notes resulted in an extraordinary loss of DM1,877,000 representing the difference between the purchase price and the accreted value of the Senior Discount Notes at the time of repurchase and the full amortization of the unamortized costs and expenses related to the issuance of the canceled notes.

8.  RELATED PARTY TRANSACTIONS

     Subordinated Shareholder Loans from the Company's shareholders were subject to annual interest rates ranging between 12% and 20% for the periods presented and were subordinate to bank debt of the Company and its subsidiaries. Interest expense on these loans amounted to DM13,652,000 and DM8,968,000 for 1995 and 1996, respectively.

     On July 19, 1996 the Subordinated Shareholder Loans, including accrued interest thereon, in the aggregate amount of DM191,805,000 were contributed to the capital of Kabelmedia Holding GmbH by such shareholders and the Company's contributed capital was increased by the equivalent amount.

9.  FOREIGN EXCHANGE

     The Company entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on the U.S. dollar denominated Senior Discount Notes. The foreign currency forward contracts require the Company to exchange Deutsche Marks for U.S. dollars and generally mature on the first call date of the Senior Discount Notes. The discount on the foreign currency forward contracts, representing the difference between the contracted forward rate and the spot rate at the date of the contracts, is amortized into interest expense over the life of the contracts. The contracts are adjusted to the year-end exchange rate and therefore are subject to fluctuations in value. Such fluctuations, however, are generally offset by the U.S. dollar denominated Senior Discount Notes which are also adjusted to the year end exchange rate.

     The Company does not hold or use financial instruments for speculative purposes. The counterparties to the Company's forward contracts are several major financial institutions. The Company's policy is designed to limit exposure to any one institution.

     The fair values of the foreign currency forward contracts are estimated by obtaining quotes from brokers. Information at December 31, 1996 and 1997 is as follows:

                                                                  NOTIONAL          FAIR
                                                                   AMOUNT          VALUE
                                                                ------------    ------------
December 31, 1996...........................................    $100,000,000    $    161,000
December 31, 1997...........................................    $130,000,000    $ 12,785,000

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

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

     The provisions for income tax (expense) benefit consisted of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                1995     1996      1997
                                                                -----    -----    ------
                                                                   (DM IN THOUSANDS)
Current.....................................................     (104)    (411)   (1,467)
Deferred....................................................    1,020     (135)   (3,083)
                                                                -----    -----    ------
                                                                  916     (546)   (4,550)
                                                                =====    =====    ======

     A reconciliation between the German corporate statutory tax rate of 45% for 1995, 1996 and 1997 and the Company's effective tax rate before extraordinary item is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1995       1996       1997
                                                                -------    -------    -------
                                                                      (DM IN THOUSANDS)
Computed income tax benefit at German statutory rate........     16,438     23,091     20,986
Tax loss on which no benefit is provided....................    (19,068)   (23,799)   (17,642)
Trade taxes on income, net of corporate tax benefit.........      3,345      2,281        415
Amortization of goodwill....................................     (2,023)    (4,112)    (5,650)
Other.......................................................      2,224      1,993     (2,659)
                                                                -------    -------    -------
                                                                    916       (546)    (4,550)
                                                                =======    =======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1997 are presented below:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1996       1997
                                                                -------    -------
                                                                (DM IN THOUSANDS)
Deferred tax assets
  Net operating loss carry forwards.........................     56,361     73,128
  Interest expense on Subordinated Shareholder Loans........         --         --
  Other.....................................................      4,104      5,816
                                                                -------    -------
                                                                 60,465     78,944
  less -- valuation allowance...............................    (50,062)   (67,589)
                                                                -------    -------
                                                                 10,403     11,355
Deferred tax liabilities
  Property, plant and equipment.............................     (4,047)    (5,410)
  Unamortized bank financing fees...........................     (6,484)    (7,291)
  Capitalized acquisition costs.............................     (2,787)    (2,262)
  Other assets..............................................     (1,151)      (670)
                                                                -------    -------
                                                                (14,469)   (15,633)
                                                                -------    -------
                                                                 (4,066)    (4,278)
                                                                =======    =======

     Included in the valuation allowance at December 31, 1997 and 1996 are DM8,078,000 and DM9,808,000, respectively, for which subsequently realized tax benefits will be allocated to goodwill. In 1997, DM2,871,000 of loss carryforwards were realized and recorded directly against goodwill.

     As of December 31, 1997, the Company and its subsidiaries had available combined cumulative tax loss carryforwards for corporate income tax of approximately DM146,941,000 and for trade tax on income of

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES approximately DM76,445,000. Under current German tax laws, these loss carryforwards have an indefinite life and may be used to offset the Company's and its consolidated subsidiaries future taxable income.

11.  COMMITMENTS

     The Company obtains certain programming directly from Deutsche Telekom through signal delivery contracts. The signal delivery contracts with Deutsche Telekom are generally for a fixed period of time and are subject to negotiated renewal. Under these contracts the Company typically pays Deutsche Telekom either a flat fee or a fee per customer that is determined by reference to a published fee schedule. For the years ended December 31, 1996 and 1997 total fees paid to Deutsche Telekom amounted to approximately DM7,200,000 and DM8,000,000, respectively.

     The Company operates primarily in leased facilities and in addition leases certain technical and office equipment. Lease terms generally range up to 5 years with options to renew at varying terms. Rental expense was DM1,527,000, DM2,404,000 and DM1,284,300 in 1995, 1996 and 1997 respectively.

     Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 1997:

                                                                    (DM IN THOUSANDS)
                                                                    -----------------
    1998........................................................          1,240
    1999........................................................          1,240
    2000........................................................            946
    2001........................................................            623
    2002........................................................            572
    Thereafter..................................................            247
                                                                          -----
                                                                          4,868
                                                                          =====

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

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

15.  RESERVE FOR CORPORATE RESTRUCTURING

     On December 12, 1996 the Company adopted a plan of reorganization to allow for the move of its corporate offices from Plauen to Eschborn in the vicinity of Frankfurt and recorded a related restructuring charge of DM1,611,000.

     The restructuring charge was principally comprised of lease termination costs and the write-down of leasehold improvements. The charge also included severance and termination benefits for 17 employees primarily engaged in corporate administrative functions. At December 31, 1997 the Company had DM377,000 remaining in the restructuring reserve which is adequate to cover the remaining costs associated with the lease termination.

16.  SUBSEQUENT EVENT

     On February 17, 1998 the Company purchased and canceled a portion of its Senior Discount Notes with a net book value of DM 5,505,000 for cash consideration of DM 7,200,000. The purchase of the notes resulted in an extraordinary loss of DM 1,943,000 which includes the full amortization of the pro-rata portion of unamortized costs and expenses related to the issuance of the cancelled Senior Discount Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     In accordance with its Articles of Association (Gesellschaftsvertrag), the Company may have one or more Managing Directors (Geschaftsfuhrer) appointed by the shareholders, who are charged with carrying on the business of the Company. In addition to its Managing Director, the Company also has an Executive Committee of Shareholders (the "Executive Committee") comprised of ten members appointed by the Company's shareholders. The Executive Committee is not a statutory body under German law, but rather is constituted pursuant to the Shareholder Agreement. Under the Shareholder Agreement, the Executive Committee members will be appointed by seven shareholders or groups of affiliated shareholders. Two members, Messrs. Brown and Prelz Oltramonti, have been appointed to the Executive Committee by investment funds managed by affiliates of Advent International Corporation ("Advent International"). Mr. Hoch was appointed by investment funds managed by affiliates of Morgan Stanley Group Inc.("Morgan Stanley Group"); Mr. Berylson was appointed by a shareholder affiliated with GC Companies Inc. ("General Cinema"), Mr. Meggs was appointed by a shareholder affiliated with the Chase Manhattan corporation ("Chase Manhattan"), Mrs. Manfrey was appointed by a shareholder affiliated with APAX Partners & Co. Ventures Ltd. ("APAX"), Mr. van der Hyden was appointed by a shareholder affiliated with Vision Networks, N.V. ("Vision Networks") and Dr. von Dohnanyi is an independent member of the Executive Committee appointed by the vote of 75% of the shareholders as a group. Mr. Hackenberg and Mr. Thomason are the Chief Executive Officer and the Chief Financial Officer of the Company and were appointed by a vote of 75% of the shareholders as a group.

     The Executive Committee has no independent policy or management function similar to that of a board of directors, but rather is a contractually constituted body designed to facilitate the making of decisions on certain matters reserved to the shareholders of the Company. For this reason and because it is not a statutory body under German law, the Executive Committee members have no fiduciary duty to the Company arising by reason of their membership on the Executive Committee. Rather, the members represent the interests of the respective shareholders who appointed them or, in the case of the independent director, is intended to express his independent business judgment. The authority of the Executive Committee is limited to considering matters which are reserved pursuant to the Shareholder Agreement for decision by the shareholders and are removed by contract from the authority of the Managing Director. Matters requiring shareholder approval as a matter of German law must be considered by a shareholder's meeting. The Executive Committee can approve by unanimous vote matters reserved for shareholder approval under the Shareholder Agreement. In the event such unanimous approval is not obtained, but three or more votes of Executive Committee members have been cast in support of the matter, the matter will automatically be referred to a shareholders' meeting, and in the absence of such a vote any shareholder or shareholders holding 10% or more of the shares of the Company can place a resolution in respect of the matter before a shareholders' meeting.

     Set forth below is certain information with respect to the Company's executive officers and members of its Executive Committee.

                     NAME                       AGE             POSITION WITH THE COMPANY
                     ----                       ---             -------------------------
Jacques Hackenberg............................  61     Chief Executive Officer, Managing Director
                                                       and Member of Executive Committee
Ernst Uhlig...................................  55     Chief Operating Officer
Paul Thomason.................................  42     Chief Financial Officer and Member of
                                                       Executive Committee
Douglas R. Brown..............................  43     Member of Executive Committee
Massimo Prelz Oltramonti......................  42     Member of Executive Committee
James S. Hoch.................................  37     Member of Executive Committee
John G. Berylson..............................  44     Member of Executive Committee
Jonathan Meggs................................  36     Member of Executive Committee
Barbara Manfrey...............................  43     Member of Executive Committee
Jos van der Hyden.............................  41     Member of Executive Committee
Klaus von Dohnanyi............................  67     Chairman of Executive Committee

     Mr. Hackenberg has more than ten years of experience in the cable television industry. He has been Co-Managing Director of the Company since July 1, 1997. On December 31, 1997 he became the Chief Executive Officer and Managing Director of Kabelmedia. From 1995 until June 1997, Mr. Hackenberg served as CEO of United and Phillips Communication B.V., the largest European private cable operator. From 1990 until 1995 he was managing director of Phillips Cable Systems. From 1963 until 1990, Mr. Hackenberg held various positions at Phillips Electronics.

     Mr. Uhlig has more than six years' experience in the cable television industry. He has been the Chief Operating Officer of the Company since October 1995. From March 1992 to September 1995, Mr. Uhlig held various positions at Robert Bosch GmbH ("Bosch"), one of the largest cable television providers in Germany, including Sales Director for its broadband communications division from July 1994 to September 1995. From January 1990 to February 1992, he was Technical Director of Telenorma S.A., Brussels, Belgium, a wholly-owned subsidiary of Bosch, which was engaged in the sale and rental of telephone and alarm system equipment. Additionally, from October 1993 to September 1995, Mr. Uhlig was a member of the board of directors of the broadband division of the Central Federation of the Electronic Industry (Zentralverband der Elektrotechnischen Industrie), headquartered in Frankfurt, Germany.

     Mr. Thomason has more than ten years' experience in the communication and media industry. He has been the Chief Financial Officer of the Company since February 1996. Additionally, Mr. Thomason has provided financial advice to the Company since 1993. From 1980 until January 1996, he was employed by the First Union National Bank of North Carolina, where he served as Senior Vice President in such bank's communications and media finance group from 1986 to January 1996.

     Mr. Brown has more than six years' experience in the cable television industry. He has served as Chairman of the Executive Committee of the Company from May 1996 until December 31, 1997. Mr. Brown has been President and Chief Executive Officer of Advent International since 1995, prior to which and from 1994 he was Chief Investment Officer for Advent International's worldwide investment activities. From 1990 through 1994, he headed Advent International's European operations. He has been employed by Advent International since 1985. Before that he worked for Ionics, Inc., which manufactured membrane separation and water treatment systems, where he held engineering and staff positions with responsibilities for production, marketing and applications development. Mr. Brown has served as a director of Aspen Technology, Inc., ChemDesign Corporation, Inspec Group plc, Ionics Inc., and several Advent European fund management companies.

     Mr. Prelz Oltramonti has more than five years' experience in the cable television industry, having been a director of Cable Management (Ireland) Ltd. since October 1992. He has served on the Executive Committee of the Company or on a predecessor body carrying out comparable functions since April 1993. Mr. Prelz Oltramonti is a Senior Vice President of Advent International and a Managing Director of its affiliate Advent International plc. He assists in the management of Advent International's European investment activities, with a particular focus on the media and communications sectors. Prior to joining Advent International in February 1991, he was General Partner of Alta Berkeley Associates. Before that he worked with the Boston Consulting Group and Ing. C. Olivetti & Co, where he focused on mergers and acquisitions and venture capital and where he assisted in establishing Olivetti's financial information services business in Italy.

     Mr. Hoch has served on the Executive Committee of the Company or on a predecessor body carrying out comparable functions since September 1995. Since 1994, Mr. Hoch has been Executive Director of Morgan Stanley & Co., Ltd since February 1993, Mr. Hoch has been a Principal of Morgan Stanley & Co., Ltd Incorporated. From January 1991 to February 1993, Mr. Hoch has been a Vice President of Morgan Stanley & Co. Incorporated and prior to such time he was an Associate. Mr. Hoch has been a director of SITA Telecommunications Holding N.V. since 1995 and a director of Silgan Corporation since 1991. Mr. Hoch has also served as Chairman of Nokia Alumiini Oy since 1995.

     Mr. Berylson has served on the Executive Committee of the Company or on a predecessor body carrying out comparable functions since January 1995. He is the President of GCC Investments Inc., an affiliate of General Cinema, responsible for making equity investments with capital generated by the theater business of the General Cinema group. He is also a director of Grandvision, Ltd. Prior to joining General Cinema in August 1993, he was Vice President and Managing Director of Advent International Financial Services, Inc., which he joined in 1989. From 1984 to 1989, he was a Partner and founder of Cowen & Company's corporate finance department. Before that he was a Vice President at Blyth Eastman Paine Webber in its corporate finance group.

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

     Ms. Manfrey has served on the Executive Committee of the Company or on a predecessor body carrying out comparable functions since January 1995. Ms. Manfrey is a director of Apax Partner & Co. Ventures Ltd. ("Apax"), where she specializes in media investments. Prior to joining Apax in 1992, she was a Partner of E.M. Warburg, Pincus & Co, Inc., where she served as Managing Director from 1988 to 1992 and was a co-founder of the firm's London office, a Managing Director of the firm's New York office from 1985 to 1992 and an Associate from 1976 to 1984. Ms. Manfrey currently serves on the board of directors of Virgin Radio Ltd.

     Mr. van der Hyden has served on the Executive Committee of the Company or on a predecessor body carrying out comparable functions since January 1995. Mr. van der Hyden has been the Business Development Director of Vision Networks, N.V. since February 1995. He is responsible for acquiring and running cable television networks for Vision Networks, N.V. in several European countries. He is President of Reseaux Cables de France, President of Interkabel Polska S.P. zo.o and STK S.P. zo.o in Poland and a Director of Intercable s.r.o. in the Czech Republic. From 1992 to February 1995, he was employed by PTT Telecom as Marketing Director of the Mobile Communications Services Business Unit, responsible for the marketing of mobile telephony and paging, and as the head of the strategy department of the international Communications Business Unit. From 1989 to 1992, Mr. van der Hyden was an Associate with McKinsey & Company in Amsterdam and, from 1981 to 1988, he was employed by the Schlumberger Group in New York, where his main responsibilities were in the development and commercialization of data interpretation services for clients in the petroleum industry.

     Dr. von Dohnanyi has served on the Executive Committee of the Company or a predecessor body carrying out comparable functions since January 1996. On December 31, 1997 he was unanimously elected Chairman of the Executive Committee. Between 1954 and 1960, he worked for Ford Motor Company, both in the United States and Germany. From 1960 to 1968, Dr. von Dohnanyi was a co-owner and Managing Director of the Institut fur Marktforschung und Unternehmensberatung Infratest, Munich (Market and Social Research, Infratest) and, between 1968 and 1969, he was Permanent Secretary at the German Ministry of Economics. Dr. von Dohnanyi was a Member of Parliament in Bonn from 1969 to 1981, Parliamentary Undersecretary from 1969 to 1972, and Minister for Science, Technology and Education from 1972 to 1974. From 1976 to 1981, he was Deputy Foreign Minister (Staatsminister), Bonn (in charge of European affairs). From 1981 to 1988, he was Governor of the City State of Hamburg. From 1990 to 1994, Dr. von Dohnanyi was Chairman of the Board of TAKRAF Heavy Machinery, Leipzig, and since 1994 he has been a Special Advisor to board of directors of the Treuhandanstalt (since January 1, 1995, Bundesanstalt fur Vereinigungsbedingte Sonderaufgaben), Berlin.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company for the years ended December 31, 1995, 1996, and 1997 to the Company's Chief Executive Officer and each of the other two most highly compensated executive officers of the Company for the last three fiscal years, to the extent those officers were in the employ of the Company.

SUMMARY COMPENSATION TABLE

                                                                   OTHER ANNUAL(1)   ALL OTHER(2)
     NAME AND PRINCIPAL POSITION        YEAR   SALARY     BONUS     COMPENSATION     COMPENSATION
     ---------------------------        ----   ------     -----    ---------------   ------------
                                                 DM        DM            DM               DM
Jacques Hackenberg...................   1997   180,000                  29,945               --
Chief Executive Officer
Ben Bartel...........................   1997   452,592        --        53,654          888,687
Chief Executive Officer                 1996    85,100        --       312,071               --
                                        1995   136,730                 174,589               --
Ernst Uhlig..........................   1997   281,315        --         6,370               --
Chief Operating Officer                 1996   271,613        --            --               --
                                        1995    84,245                      --
Paul Thomason........................   1997   324,752    21,469        11,888
Chief Financial Officer                 1996    85,100                  79,465          888,067

---------------

(1) Represents the value of the provision of a housing and car allowance and tax gross up payments.

(2) Represents a special relocation bonus for Mr. Thomason in 1996. Represents special bonuses for the sale of Neuruppin and the acquisition of Innocom for Mr. Bartel in 1997.

     On December 31, 1997, Mr. Bartel resigned as the Co-Managing Director of Kabelmedia. Jacques Hackenberg who had been Co-Managing Director of Kabelmedia since July 1, 1997 became the Managing Director at that time.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Shareholders' table sets forth certain information regarding the beneficial ownership of the share capital of the Company as of the date hereof by: (i) each person known by the Company to own beneficially 5% or more of the outstanding share capital of the Company; (ii) each of the Company's Executive Committee members; (iii) each of the executive officers of the Company; and (iv) all Executive Committee members and executive officers of the Company as a group.

                                                                PERCENTAGE
              NAME OF BENEFICIAL OWNER (1)(2)                   OF SHARES
              -------------------------------                   ----------
SHAREHOLDERS
  Advent International (3)..................................      42.49%
  Morgan Stanley Group (4)..................................      14.34%
  General Cinema (5)........................................       9.56%
  Chase Manhattan (6).......................................       8.10%
  APAX Partners (7).........................................       7.17%
  Vision Networks (8).......................................       7.17%
  Ben Bartel (9)............................................       5.00%
MANAGEMENT AND EXECUTIVE COMMITTEE (10)
  Jacques Hackenberg (11)...................................       0.00%
  Paul Thomason (12)........................................       1.25%
  Ernst Uhlig...............................................       1.00%
  All Executive Committee members and executive officers as
     a group (10)...........................................       2.25%

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

(3) Represents shares held by European Special Situations Fund Limited Partnership, which holds 15.83% of the Company's shares, Global Private Equity II Limited Partnership, which holds 13.98% of the Company's shares, Kabelgate L.L.C., which holds 11.29% of the Company's shares, Advent Partners Limited Partnership, which holds 0.67% of the Company's shares, Advent Crown Fund C.V., which holds 0.65% of the Company's shares, Advent International Investors II Limited Partnership, which holds 0.02% of the Company's shares, and Advent International Investors III Limited Partnership, which holds 0.05% of the Company's shares. The general partners or members of the above limited partnerships and limited liability company are affiliates of Advent International and such shares of the Company may be deemed to be beneficially owned by Advent International. Advent International disclaims beneficial ownership of shares held by such investment limited partnerships and limited liability company, except to the extent of its pecuniary interest therein, The address for each of the above limited partnerships and limited liability company is c/o Advent International Corporation, 101 Federal Street, Boston, Massachusetts 02110.

(4) Represents shares held by Morgan Stanley Partners III, L.P., which holds 12.68% of the Company's shares, MSCP III 892 Investors, L.P., which holds 1.30% of the Company's shares, and Morgan Stanley Capital Investors, L.P., which holds 0.36% of the Company's shares. The general partner of each of these investment limited partnerships is an affiliate of Morgan Stanley Group. Morgan Stanley Group disclaims beneficial ownership of shares of the Company held by such investment limited partnerships, except to the extent of its pecuniary interest therein. The address for each of the above limited partnerships is c/o Morgan Stanley Capital Partners, 1221 Avenue of the Americas, New York, New York 10020.

(5) Represent shares held by Chestnut Hill Media, an affiliate of General Cinema Corporation. General Cinema disclaims beneficial ownership of the shares held by Chestnut Hill Media Inc., except to the extent of its pecuniary interest therein. The address for Chestnut Hill Media Inc. is 27 Boylston Street, Chestnut Hill, Massachusetts 02167.

(6) Represent shares held by Willard Holdings Inc., which holds 4.05% of the Company's shares, and Woodward Holdigs Inc., which holds 4.05% of the Company's shares, each of which is an affiliate of Chase Manhattan. Chase Manhattan disclaims beneficial ownership of shares held by such companies, except to the extent of its pecuniary interest therein. The address for each of Willard Holdings Inc. and Woodward Holdings Inc. is c/o The Chase Manhattan Bank, N.A., Woolgate house, Coleman Street, London EC2P, 2HD, England.

(7) Represents shares held by ECO Holdings (Cayman) Limited. APAX Partners disclaims beneficial ownership for the shares held by ECO Holdings (Cayman) Limited, except to the extent of its pecuniary interest therein. ECO Holdings (Cayman) Limited is not affiliated with either ECO I or ECO II, other than as a limited partner in ECO II and to the extent of its pecuniary interest therein. The address of ECO Holdings (Cayman) Limited is c/o Maples & Calder, Ugland House, George Town, Grand Cayman. Cayman Islands, British West Indies.

(8) The address for Vision Networks, N.Y., formerly KPN Kabel BV, is Polarisavenue 27, 2132 Hoofddorp, The Netherlands.

(9) Represent Shares held by Ben Bartel and Charlotte Cable Holdings, Inc., a company owned and controlled by Ben Bartel ("Charlotte").

(10) Pursuant to the Shareholder Agreement, eight members of the Executive Committee are appointed by a designated shareholder or affiliated group of shareholders of the Company to represent those shareholders, and one independent member of the Executive Committee is elected by the vote of 75% of the shareholders as a group. See "Management". Other than Paul Thomason, no member of the Executive Committee is the registered holder of any of the share capital of the Company. Mr. Brown and Mr. Prelz Oltramonti were appointed to the Executive Committee by shareholders affiliated with Advent International; Mr. Hoch by shareholders affiliated with Morgan Stanley Group; Mr. Berylson by a shareholder affiliated with General Cinema; Mr. Meggs by shareholders affiliated with Chase Manhattan; Ms. Manfrey by a shareholder affiliated with APAX Partners & Co. Ventures Ltd. and Mr. van der Hyden by a shareholder affiliated with KPN Kabel BV, in each case to represent its or their interests, and certain members of the Executive Committee are officers of shareholders of general partners of limited partnerships which are shareholders of the Company. None of such Executive Committee members is a registered holder of any shares and each such person disclaims beneficial ownership of the shares held by the shareholder whose interest he represents on the Executive Committee, except to the extent of his pecuniary interest therein.

(11) Jacques Hackenberg has been awarded options which allow him to purchase up to 2.5% of the Company's shares at different exercise prices equivalent to an equity evaluation of between DM185,000,000 and DM370,000,000. The options become vested over a two year period beginning with his date of employment.

(12) Paul Thomason owns 1.25% of the registered shares and has been awarded options to acquire an additional 1.25% of the Company's shares at different exercise prices equivalent to an equity evaluation of between DM185,000,000 and DM370,000,000. The options and shares become fully vested by November 30, 1998

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 1, 1992, Plauen Cable, Inc. ("Plauen Cable"), a company owned and controlled by Lloyd Bartel, the father of Ben Bartel, the Chief Executive Officer of the Company, and Charlotte purchased from unaffiliated parties 95% of the ownership interests in KFP Kabelfersehen Plauen GmbH & Co. KG ("Plauen KG") and in Kabelfernsehen Plauen GmbH ("Plauen GmbH"), the general partner (Komplementar) of Plauen KG.

     On April 2, 1993, Plauen Cable, Charlotte and two other minority shareholders (the "Minority Shareholders") exchanged their interests in Plauen KG and Plauen GmbH for 25% of the share capital of Kabelvision Beteiligungs GmbH ("Kabelvision"), which was merged into the Company on June 19, 1996 (the "Merger"), which at the time of such exchange had no assets other than DM50,000 of contributed capital. The Minority Shareholders held their interest indirectly through a civil law partnership. The holder of the remaining 75% of the share capital of Kabelvision was European Special Situations Fund Limited Partnership ("ESSF"), a limited partnership affiliated with Advent International, which subsequently became the general partner and a limited partner in ECO Holdings Limited Partnership ("ECO I"). Contemporaneously with this transaction, ESSF made a loan (the "Initial Loan") to Plauen KG in the sum of DM2,500,000. An arrangement fee of DM400,000 payable by Plauen KG to ESSF in respect of the Initial Loan was contributed by ESSF to the capital of Kabelvision, which loaned that amount to Plauen KG to fund its payment of that arrangement fee. The Initial Loan bore interest at the rate of 15% per annum and was to be repaid on December 31, 1993. In May 1994, the Minority Shareholders under the civil law partnership agreement and as former partners in Plauen KG. In July 1994, the shareholders of Kabelvision, other than Charlotte, exchanged their interests in the share capital of Kabelvision for limited partnership interests of ECO I.

     On July 19, 1994, the obligations of Plauen KG under the Initial Loan were assumed by a subsidiary of Kabelvision, the amount of the loan was increased to DM7,500,000 and the terms of the Initial Loan were amended loan bore interest at the rate of 20% per annum until contributed to the capital of Kabelmedia as part of the Shareholder Debt Conversion. ECO I contributed to the capital of Kabelvision DM6,000,000 by way of assignment of a portion of the loan and DM2,000,000 of cash. On March 31, 1994, ESSF, the general partner and a limited partner of ECO I, made a loan to a subsidiary of Kabelvision in the principal amount of DM13,000,000, which was subsequently assigned by ESSF to ECO I. The proceeds of such loan were used by Kabelvision to make acquisitions of cable television systems. The loan bore interest at the rate of 20% per annum until contributed to the capital of Kabelmedia as part of the Shareholder Debt Conversion. In 1994 and 1995, ECO made loans to a subsidiary of Kabelvision in the principal amounts of DM12,361,000 (of which DM6,787,000 was contributed to the capital of Kabelvision), DM8,000,000 and Kabelvision DM12,000,000 (DM3,000,000 of which was contributed to the capital of Kabelvision), which were utilized by Kabelvision in connection with the acquisition of cable television systems. Each of these contributions from ECO I to Kabelvision was made by way of assignment of a portion of the relevant loan by ECO I to Kabelvision. Each of these loans bore interest at the rate of 15% per annum until contributed to the capital of Kabelmedia as part of the Shareholder Debt Conversion.

     On December 28, 1994, ECO II Holdings Limited Partnership ("ECO II") and Ben Bartel formed Kabelmedia with DM50,000 of capital and made a loan to the Company in the principal amount of DM49,300,000, which was utilized by the Company in connection with the acquisition of cable television systems. On August 31, 1995, ECO II made a loan to the Company in the principal amount of DM40,252,000, which was utilized by the Company in connection with the acquisition of Beta Asset Management GmbH ("Beta Asset"), which then acquired TELECable Betriebsgesellschaft mbH. The loan bore interest at the rate of 12% per annum commencing January 1, 1996, until contributed to the capital of Kabelmedia as part of the Shareholder Debt Conversion. The Company acquired Beta Asset from Morgan Stanley Partners III, Inc. and certain of its affiliates for DM58,000. Morgan Stanley Partners III, Inc. is as affiliate f Morgan Stanley and certain of its affiliates partners were limited of ECO II. On October 6, 1995, ECO II made a loan to the Company in the principal amount of DM30,900,000, which was utilized by the Company in connection with the acquisition of cable television systems. The loan bore interest at the rate of 12% per annum commencing January 1, 1996, until contributed to the capital of Kabelmedia as part of the Shareholder Debt Conversion.

     Each of the loans described above was subordinated and was repayable in a single installment on January 1, 2007. The interest on such loans was not required to be currently paid, but rather was to accrue until maturity. The total principal amount of such loans plus accrued interest thereon through June 14, 1996 were contributed to the capital of KabelMedia in the Shareholder Debt Conversion.

     ECO I and ECO II were dissolved and the capital stock of Kabelmedia was distributed to the partners of ECO I and ECO II, who became shareholder in Kabelmedia. As part of a capital increase on July 15, 1996, Paul Thomason and Ernst Uhlig, the Chief Financial Officer and Chief Operating Officer of the Company, respectively, subscribed for 1.25% and 1%, respectively, of the shares of the Company, at a price equal to the nominal value thereof, DM2,500 and DM2,000, respectively. The Company and its shareholders, other than Ben Bartel, Charlotte, Paul Thomason and Ernst Uhlig , have entered into a Registration Rights Agreement which, under certain circumstances, would permit such shareholders to require the Company to register their shares under the Securities Act.

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

     Chase Investment Bank Limited ("CIBL") and Chase Manhattan Bank AG are affiliates of Chase Securities Inc., one of the Underwriters for the offering of the Senior Discount Notes, and are the Arranger and the Agent, respectively, of the 1996 Bank facilities and the Amended 1996 facilities. The loan commitments of CIBL to the Company as of December 31, 1997 under the Amended 1996 facilities were approximately DM31,500,000, representing approximately 9.7% of the total loan commitments under the Amended 1996 facilities. Certain customary fees were paid to certain affiliates of Chase Securities Inc. in connection with the arrangement of the 1996 facilities and the Amended 1996 facilities and its services as agent thereunder. Certain affiliates of Chase Securities Inc. also collectively own approximately 8.10% of the capital stock of Kabelmedia. Pursuant to the terms of the Shareholder Agreement, such affiliates of Chase Securities Inc. have the right to appoint one member of the Executive Committee of Kabelmedia. An officer of such affiliates of Chase Securities Inc. currently serves on the Executive Committee of Kabelmedia.

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

     In addition, the Shareholder Agreement provided for a further increase in the nominal capital of Kabelmedia by DM9,800,000 to DM10,000,000, by the conversion of capital surplus to nominal capital, without changing the percentage holdings of the shareholders, which was filed with the relevant Commercial Court in July 19, 1996, and became effective upon the recording thereof with the Commercial Register. The parties to the Shareholder Agreement also agreed to take all necessary steps to dissolve ECO I and ECO II distributed the assets held by them, comprised of the shares in the Company, to their partners, pro rata to their respective partnership interests.

     The Shareholder Agreement reserves certain matters for decision by the shareholders of the Company. Certain shareholder approvals can be granted upon the unanimous approval of the Executive Committee. The matters which are reserved to the shareholders by German law or the Shareholder Agreement can be categorized as follows:

     (i) matters which are required by law to be approved by the shareholders by either a simple majority or a 75% majority of the shareholders present at a meeting called to consider such resolution which, under the Shareholder Agreement uniformly require the prior written consent of a 75% majority of the shareholders;

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

     The matters referred to in clause (ii) above include refinancings involving over DM150,000,000 or new financings involving over DM50,000,000, acquisition or disposals of any assets which account for more than 10% of the operating cash flow, net revenues or total assets of the Company, the acquisition of any capital asset for more than DM1,000,000, entering into any joint venture or similar arrangement, implementing any change in the nature of the business or commencing business outside Germany, entering into any contract with a related party, approving the annual business plan and entering into any contract affecting more than 10% of the homes passed by the Company's cable television systems.

     The matters referred to in clause (iii) above include any financing, acquisition or disposal involving more than DM1,000,000 in any calendar year, any loan (subject to a de minimis exception) and any political or charitable donation.

     The Shareholder Agreement provides that shareholders may only transfer shares (i) to a "connected person," which is defined in the Company's Articles of Association as including a family member, a family trust or, in the case of a transfer by a partnership, any of its partners, provided such transfer is a distribution made in accordance with the relevant partnership agreement; or (ii) to a third party, provided (A) such transfer takes place after June 12, 1997,
(B) the transferring shareholder complies with the right of first offer procedure which is set out in the Articles of Association, pursuant to which each of the other shareholder has the right to purchase all or a portion of the shares to be sold by the shareholder at a price not greater than the price to be paid by the proposed third party acquiror and (C) the proposed third party acquiror, in the event that the price per DM100 of nominal capital to be paid by the proposed third party acquiror is not greater than 110% of the price at which such shares were offered to the other shareholders, has made an offer to acquire on like terms the same percentage of any shares were offered for sale by other shareholders, has made an offer to acquire on same first offer procedure or, in the event that the price per DM100 of nominal capital to be paid by the proposed third party acquiror is greater than 110% of the price at which such shares were offered to the other shareholders.

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

     Paul Thomason and Ernst Uhlig entered into Share Transfer and Option Agreements, which are exhibits to their respective employment agreements and which include comparable terms to the Share Transfer and Option Agreement, implementing the contingent share purchase provision applicable upon certain terminations of their respective employment and designed to protect them from dilution of their respective shareholdings.

     The Company and its shareholders, other than Ben Bartel, Charlotte, Paul Thomason and Ernst Uhlig, have entered into a Registration Rights Agreement which, under certain circumstances, permits such shareholders to require the Company to register their shares under the Securities Act.

                          PART IV.  OTHER INFORMATION

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a)1. The following consolidated financial statements of Kabelmedia Holding GmbH and subsidiaries are included in Item 8:

     Independent Auditors Report
      Consolidated Statements of Operations -- Years ended December 31, 1997, 1996 and 1995
      Consolidated Balance Sheets -- December 31, 1997 and 1996
      Consolidated Statement of Shareholders' Equity (Deficiency) -- Years ended December 31, 1997, 1996, 1995 and 1994
      Consolidated Statements of Cash Flows --Years ended December 31, 1997, 1996 and 1995
      Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

      All financial statement schedules other than the schedule listed on the following page have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or the Notes thereto.

(a)3. None

(b)3. None

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            KABELMEDIA HOLDING GMBH

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                       1995       1996       1997       1997
                                                      -------    -------    -------    -------
                                                        DM         DM         DM        U.S.$
Revenues..........................................          6         12         49         27
Selling, general and administrative expenses......        837        964        496        276
                                                      -------    -------    -------    -------
Operating loss....................................       (831)      (952)      (447)      (249)
Dividend income...................................         --        600        600        334
Interest income from subsidiaries.................      2,850     12,167     31,755     17,651
Interest expense from Subordinated Shareholder
  Loans...........................................     (6,872)    (8,968)        --         --
Interest expense from Senior Discount Notes.......         --     (8,421)   (23,757)   (13,205)
Other interest expense............................         --     (1,852)    (1,476)      (820)
Unrealized foreign exchange loss..................         --     (4,246)      (834)      (464)
                                                      -------    -------    -------    -------
Gain (loss) before income taxes, equity in net
  loss of subsidiaries and extraordinary item.....     (4,853)   (11,672)     5,841      3,247
Deferred income tax (expense) benefit.............         --     (4,577)      (881)      (490)
                                                      -------    -------    -------    -------
Income (loss) before equity in net loss of
  subsidiaries and extraordinary item.............     (4,853)   (16,249)     4,960      2,757
Equity in net loss of subsidiaries................    (33,429)   (40,932)   (57,159)   (31,770)
                                                      -------    -------    -------    -------
Net loss before extraordinary item................    (38,282)   (57,181)   (52,199)   (29,014)
Extraordinary item................................         --         --     (1,877)    (1,043)
                                                      -------    -------    -------    -------
Net loss..........................................    (38,282)   (57,181)   (54,076)   (30,057)
                                                      =======    =======    =======    =======

            See accompanying notes to condensed financial statements

                            KABELMEDIA HOLDING GMBH

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               1996        1997        1997
                                                             --------    --------    --------
                                                                DM          DM        U.S.$
Cash.....................................................           3          --          --
Investment in and amounts due from subsidiaries
(Notes 1 and 5)..........................................     259,701     220,828     122,744
Foreign currency forward contracts (Note 4)..............       9,062      39,632      22,029
Other assets.............................................      15,188      12,820       7,125
                                                             --------    --------    --------
TOTAL ASSETS.............................................     283,954     273,280     151,898
                                                             ========    ========    ========
Unamortized discount on foreign currency forward
  contracts (Note 4).....................................       7,606       8,581       4,770
Senior discount Notes (Note 3)...........................     163,131     206,394     114,721
Other liabilities........................................       6,105       5,269       2,928
                                                             --------    --------    --------
TOTAL LIABILITIES........................................     176,842     220,244     122,419
Registered capital.......................................      10,000      10,000       5,558
Capital contributions....................................     200,192     200,192     111,273
Accumulated deficit......................................    (103,080)   (157,156)    (87,352)
                                                             --------    --------    --------
TOTAL SHAREHOLDERS' EQUITY...............................     107,112      53,036      29,479
                                                             --------    --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............     283,954     273,280     151,898
                                                             ========    ========    ========

            See accompanying notes to condensed financial statements

                            KABELMEDIA HOLDING GMBH

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                 1995        1996         1997         1997
                                               --------    ---------    ---------    ---------
                                                     DM           DM           DM       U.S.S.
Net cash provided by (used in) operating
  activities...............................      16,313       (5,157)      12,236        6,801
INVESTING ACTIVITIES
Acquisitions of shares in subsidiaries.....      (7,509)          --           --           --
Issuance of loans to subsidiaries..........     (90,318)    (149,008)          --           --
                                               --------    ---------    ---------    ---------
Net cash used for investing activities.....     (97,827)    (149,008)          --           --
FINANCING ACTIVITIES
Contributions to capital...................          --          100           --           --
Proceeds from Subordinated Shareholder
  Loans....................................      81,532       10,199           --           --
Proceeds from Senior Discount Notes........          --      149,008           --           --
Repurchase of Senior Discount Notes........          --           --      (12,239)      (6,803)
Payment of capitalized financing costs.....          --       (5,215)          --           --
                                               --------    ---------    ---------    ---------
Net cash provided by financing
  activities...............................      81,532      154,092      (12,239)      (6,803)
                                               --------    ---------    ---------    ---------
Net increase (decrease) in cash............          18          (73)          (3)          (2)
Cash at beginning of year..................          58           76            3            2
                                               --------    ---------    ---------    ---------
Cash at end of year........................          76            3            0            0
                                               ========    =========    =========    =========

            See accompanying notes to condensed financial statements

                            KABELMEDIA HOLDING GMBH

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  FORMATION OF BUSINESS AND BASIS OF PRESENTATION

     Kabelmedia Holding GmbH, formerly Kablemedia Beteiligungs GmbH (the "Company" or "Kabelmedia"), was formed in December 1994 to acquire, own and operate cable television systems serving communities throughout Germany. On June 19, 1996 Kabelvision Beteiligungs GmbH ("Kabelvision"), a company controlled by certain shareholders of Kabelmedia, was merged with and into the Company. Furthermore, the outstanding Subordinated Shareholder Loans (including accrued interest) at the time of the merger were contributed to the capital of Kabelmedia. Kabelvision was founded in 1992 to acquire, own and operate cable television systems serving communities throughout Germany. Kabelvision began operations in 1993 when their first cable system was acquired. The accompanying parent company-only condensed financial statements have been prepared using the historical costs of each entity as if the merger were a pooling of interests.

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

     Certain amounts in the prior year have been reclassified to conform with the 1997 condensed financial statement presentation.

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

     Solely for the convenience of the reader, the accompanying condensed financial statements as of and for the year ended December 31, 1997 have been translated into United States dollars (U.S.$) at the rate of 1.7991 per $1.00 the Noon Buying Rate of the federal Reserve Bank of New York on December 31, 1997. The transmission should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

2.  SUBORDINATED SHAREHOLDER LOANS

     Subordinated Shareholder Loans from the Company's shareholders were subject to an annual interest rate of 12% for the periods presented. On June 19, 1996 the Subordinated Shareholder Loans, including accrued interest thereon, were contributed to the capital of Kabelmedia Holding GmbH by such shareholders.

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

     The Company purchased and canceled a portion of its Senior Discount Notes with a net book value of DM 10,923,000 for cash consideration of DM 12,239,000. The purchase of the notes resulted in an extraordinary loss of DM 1,877,000 representing the difference between the purchase price and the accreted value of the Senior Discount Notes at the time of repurchase and the full amortization of the unamortized costs and expenses related to the issuance of the canceled notes.

4.  FOREIGN EXCHANGE

     The Company entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on the U.S. dollar denominated Senior Discount Notes. The foreign currency forward contracts require the Company to exchange Deutsche Marks for U.S. dollars and generally mature on the first call date of the Senior Discount Notes. The discount on the foreign currency forward contracts, representing the difference between the contracted forward rate and the spot rate at the date of the contracts, is amortized into interest expense over the life of the contracts. The contracts are adjusted to the year-end exchange rate and therefore are subject to fluctuations in value. Such fluctuations, however, are generally offset by the U.S. dollar denominated Senior Discount Notes which are also adjusted to the year end exchange rate.

     The Company does not hold or use financial instruments for speculative purposes. The counterparties to the Company's forward contracts are several major financial institutions. The Company's policy is designed to limit exposure to any one institution.

     The fair values of the foreign currency forward contracts are estimated by obtaining quotes from brokers. Information at December 31, 1996 and 1997 is as follows:

                                                                  NOTIONAL          FAIR
                                                                   AMOUNT          VALUE
                                                                ------------    ------------
December 31, 1996...........................................    $100,000,000    $    161,000
December 31, 1997...........................................    $130,000,000    $ 12,785,000

5.  GUARANTEES AND ASSET RESTRICTIONS

     Bank obligations existing on the subsidiaries books are secured through first ranking security interests on substantially all assets and revenues of the Company and its subsidiaries. The ability of the Company to access its investment in and amounts due from subsidiaries is restricted by the terms of these bank obligations.

6.  SUBSEQUENT EVENT

     On February 17, 1998 the Company purchased and canceled a portion of its Senior Discount Notes with a net book value of DM 5,505,000 for cash consideration of DM 7,200,000. The purchase of the notes resulted in an extraordinary loss of DM 1,943,000 which includes the full amortization of the pro-rata portion of unamortized costs and expenses related to the issuance of the cancelled Senior Discount Notes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KABELMEDIA HOLDING GMBH

                                          /s/ JACQUES HACKENBERG
                                            Jacques Hackenberg
                                            Chief Executive Officer and Managing
                                              Director

Dated: March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          Jacques Hackenberg
                                          Chief Executive Officer and
                                          Managing Director

                                          Paul Thomason
                                          Chief Financial Officer and Controller

Dated: March 31, 1998

     Supplemental information to be furnished with reports filed pursuant to section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act -- None.