Form 10-K/A
period 1997-12-31
KABELMEDIA HOLDING GMBH
filed 1998-04-03
CIK 1017495

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Form 10-K/A No. 1

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

     Included in this filing are 53 pages, sequentially numbered in the bottom center of each page.

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

Frankfurt, Germany
March 27, 1998

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

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

     On July 4, 1997, KabelMedia sold its 50% interest in BKG
Breitbandkabelgesellschaft mbH, Neuruppin for total cash consideration of DM1,807,000. The resulting sale resulted in a gain of DM2,024,000, net of costs and expenses of DM157,000.

     The following represents the unaudited pro forma results of operations as if the 1997 Acquisitions had occurred on January 1, 1996 and the gain on the sale of Neuruppin had been eliminated from 1997:

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

Dated: April 3, 1998

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

Dated: April 3, 1998

     Supplemental information to be furnished with reports filed pursuant to section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act -- None.