Form 10-Q
period 1998-03-31
KABELMEDIA HOLDING GMBH
filed 1998-05-15
CIK 1017495

================================================================================

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO RULE 13a - 16 OR 15(d) - 16 OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

                            KABELMEDIA HOLDING GMBH

                                   FORM 10-Q

                                     INDEX

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)
  Condensed consolidated statements of operations -- Three
     months ended March 31, 1998 and 1997...................     3
  Condensed consolidated balance sheets -- March 31, 1998
     and December 31, 1997..................................     4
  Condensed consolidated statements of cash flows -- Three
     months ended March 31, 1998 and 1997...................     5
  Notes to condensed consolidated financial statements......     6
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     8

PART II.  OTHER INFORMATION.................................    11
Signatures..................................................    12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               ---------------------------
                                                                1997      1998      1998
                                                               -------   -------   -------
                                                                    DM        DM     U.S.$
Revenues....................................................    17,432    20,560    11,114
Operating costs and expenses:
  Operations................................................     3,006     3,854     2,084
  Selling, general and administrative.......................     3,050     2,890     1,562
  Corporate overhead........................................     2,003     2,570     1,389
  Depreciation and amortization.............................    11,888    12,469     6,740
                                                               -------   -------   -------
Total.......................................................    19,947    21,783    11,775
                                                               -------   -------   -------
Operating loss..............................................    (2,515)   (1,223)     (661)
Interest expense:
  Bank debt and other.......................................    (2,847)   (2,963)   (1,602)
  Senior Discount Notes.....................................    (5,938)   (6,822)   (3,687)
Unrealized foreign exchange loss............................      (787)       --
Gain (loss) on sale of business.............................        --      (444)     (240)
                                                               -------   -------   -------
Loss before income taxes and extraordinary item.............   (12,087)  (11,452)   (6,190)
Income tax benefit (expense)................................        21       (72)      (39)
                                                               -------   -------   -------
Net loss before extraordinary item..........................   (12,066)  (11,524)   (6,229)
Extraordinary item..........................................        --    (1,931)   (1,044)
                                                               -------   -------   -------
Net loss....................................................   (12,066)  (13,455)   (7,273)
                                                               =======   =======   =======

     See accompanying notes to condensed consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                               MARCH 31,
                                                               DECEMBER 31,       -----------------------------------
                                                                   1997                1998                1998
                                                              ---------------     ---------------     ---------------
                                                                    DM                  DM                 U.S.$
                                                                                    (UNAUDITED)         (UNAUDITED)
Cash.......................................................            1,568               1,105                  597
Trade accounts receivable -- net...........................            1,566               1,651                  892
Inventory..................................................            2,256               2,423                1,310
Property, plant and equipment -- net.......................          225,966             220,878              119,394
Goodwill -- net............................................          170,598             164,986               89,182
Foreign currency forward contracts.........................           39,632              45,522               24,606
Other assets...............................................           26,036              24,730               13,368
                                                              ---------------     ---------------     ---------------
TOTAL ASSETS...............................................          467,622             461,295              249,349
                                                              ===============     ===============     ===============
Accounts payable...........................................            8,256               6,786                3,668
Accrued expenses and other liabilities.....................           10,017               8,585                4,641
Unamortized discount on foreign currency forward
  contracts................................................            8,581               8,028                4,339
Deferred revenue...........................................            7,672               8,211                4,439
Deferred purchase obligations..............................            2,729               2,729                1,475
Bank debt..................................................          170,937             173,532               93,801
Senior Discount Notes......................................          206,394             213,843              115,591
                                                              ---------------     ---------------     ---------------
TOTAL LIABILITIES..........................................          414,586             421,714              227,954
SHAREHOLDERS' EQUITY
Registered Capital.........................................           10,000              10,000                5,405
Capital contributions......................................          200,192             200,192              108,212
Accumulated deficit........................................         (157,156)           (170,611)             (92,222)
                                                              ---------------     ---------------     ---------------
TOTAL SHAREHOLDERS' EQUITY.................................           53,036              39,581               21,395
                                                              ---------------     ---------------     ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................          467,622             461,295              249,349
                                                              ===============     ===============     ===============

     See accompanying notes to condensed consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                -----------------------------------------------
                                                                    1997             1998             1998
                                                                -------------    -------------    -------------
                                                                     DM               DM              U.S.$
OPERATING ACTIVITIES
Net cash provided by operating activities...................            4,510            6,752            3,650
INVESTING ACTIVITIES
Purchases of property, plant equipment......................           (1,507)          (2,939)          (1,589)
Cash from sale of business..................................               --              329              178
Acquisition of businesses...................................          (19,230)              --               --
                                                                -------------    -------------    -------------
Net cash used in investing activities.......................          (20,737)          (2,610)          (1,411)
FINANCING ACTIVITIES
Proceeds from bank debt.....................................           20,300            6,500            3,514
Proceeds from deferred purchase obligations.................            2,500               --               --
Repayment of bank debt......................................           (2,300)          (2,000)          (1,081)
Repayment of bank overdrafts................................           (1,651)          (1,905)          (1,030)
Repurchase of Senior Discount Notes.........................               --           (7,200)          (3,892)
                                                                -------------    -------------    -------------
Net cash provided by (used in) financing activities.........           18,849           (4,605)          (2,489)
Net increase (decrease) in cash and cash equivalents........            2,622             (463)            (250)
Cash and cash equivalents at beginning of period............              951            1,568              847
                                                                -------------    -------------    -------------
Cash and cash equivalents at end of period..................            3,573            1,105              597
                                                                =============    =============    =============

     See accompanying notes to condensed consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Kabelmedia Holding GmbH (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Registration Statement on Form 10-K.

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

     Effective for companies with fiscal years beginning after December 15, 1997, comprehensive income and its components are required to be reported in the financial statements in accordance with Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income. For the periods presented, the Company has no comprehensive income.

     Solely for the convenience of the reader, the accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 1998 have been translated into United States dollars ("U.S. $") at the rate of DM 1.85 per $1.00 the Noon Buying Rate of the Federal Reserve Bank of New York on March 31, 1998. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

2.   BUSINESS DISPOSITION

     On January 1, 1998 Kabelmedia sold approximately 800 subscribers for total consideration of DM 329,000 The disposition resulted in a loss on the sale of business of DM 444,000.

3.   FOREIGN EXCHANGE

     The Company has entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on the U.S. dollar denominated Senior Discount Notes. At March 31, 1998 the Company had entered into foreign currency forward contracts for delivery of $130,000,000 between October 4, 2001 and June 28, 2002, at prices ranging from DM 1.4385 to DM 1.7552 per U.S. $1.00. See Note 9 to the December 31, 1997 financial statements included in the Company's Registration Statement on Form 10-K.

4.   SENIOR DISCOUNTS NOTES

     The Company purchased and canceled a portion of its Senior Discount Notes with a net book value of DM 5,507,000 for cash consideration of DM 7,200,000. The purchase of the notes resulted in an extraordinary loss of DM 1,931,000, representing the difference between the purchase price and the accreted value of the

Senior Discount Notes at the time of repurchase and the full amortization of the unamortized costs and expenses related to the issuance of the cancelled notes.

5.   RECLASSIFICATION

     Certain amounts in the prior year have been reclassified to conform with the 1998 consolidated condensed financial statement presentation.

6.   SUBSEQUENT EVENTS

     In April 1998, Kabelmedia acquired the cable television assets of MKM Kabelfernsehen GmbH & Co. KG Projekt Magdeburg ("MKM") located in the city of Magdeburg, Germany for total consideration of DM 1,450,000. The systems which Kabelmedia acquired from MKM passed approximately 2,700 homes and had 2,600 customers at the acquisition date.

     In April 1998, the Company and the Beteiligungsgesellschaft AGFB Aktiengesellschaft fur Beteiligungen an Telekommunikationsunternehmen and Suweda Elektronische Medien- und Kabelkommunikations AG ("Suweda/AGFB Group") executed a non-binding letter of intent to merge their respective cable television operations. The Suweda/AGFB Group was founded in 1983 and at March 31, 1998 had approximately 360,000 cable television customers in Germany. The Company and the Suweda/AGFB Group expect to enter into a definitive merger agreement sometime in the second half of 1998. There can be no assurance at this time that the proposed merger will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1998

     REVENUES. Revenues increased 17.9% from DM 17,432,000 in the first quarter of 1997 to DM 20,560,000 in the first quarter of 1998. The increase was primarily attributable to a 11.7% increase (from 376,518 to 420,703) in the average monthly number of customers and a 5.6% increase (from DM 15.43 to DM 16.29) in the average monthly revenue per customer from the first quarter of 1997 to the first quarter of 1998. The increase in the Company's average monthly number of customers was primarily related to the acquisitions of cable television companies subsequent to March 31, 1997 and as of the respective dates of the acquisitions, collectively served approximately 40,200 customers. In addition the Company acquired approximately 4,600 additional customers by building out its existing cable systems during this same time period. The entire increase in the average monthly revenue per customer is attributable to rate increases implemented since March 31, 1997 as the acquisitions had lower monthly revenue per customer than the Company's average at the time of acquisition.

     OPERATING EXPENSES. Operating expenses increased 28.2% from DM 3,006,000 in the first quarter of 1997 to DM 3,854,000 in the first quarter of 1998, principally as a result of the increased costs associated with the cable television companies acquired subsequent to March 31, 1997 and increased costs under the Company's signal delivery contracts with Deutsche Telekom AG, under which programming is procured for a portion of the Company's cable systems.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by 5.2% from DM 3,050,000 in the first quarter of 1997 to DM 2,890,000 in the first quarter of 1998, principally as a result of a decrease in system audits. As a percent of revenue, selling, general and administrative expenses declined from 17.5% in the first quarter of 1997 to 14.1% in the first quarter of 1998, reflecting higher revenue per subscriber and increased efficiencies.

     CORPORATE OVERHEAD. Corporate overhead increased by 28.3% from DM 2,003,000 in the first quarter of 1997 to DM 2,570,000 in the first quarter of 1998. The increase was primarily attributable to increased costs associated with the addition of accounting, administrative and MIS personnel required to manage a larger customer base and increased legal and accounting fees.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by DM 581,000 from DM 11,888,000 in the first quarter of 1997 to DM 12,469,000 in the first quarter of 1998, principally as a result of increased assets and goodwill associated with acquisitions of cable television companies.

     INTEREST EXPENSE. Interest expense increased 11.4% from DM 8,785,000 in the first quarter of 1997 to DM 9,785,000 in the first quarter of 1998, principally as a result of an increase in the average indebtedness related to the acquisitions consummated since March 31, 1997 and to the interest accreted on the Senior Discount Notes. Of the total interest accrued in the first quarter of 1998, DM 6,822,000 related to non-cash interest and related non-cash expenses on the Senior Discount Notes.

     LOSS ON THE SALE OF BUSINESS. The Company recorded a loss on the sale of business in the first quarter of 1998 of DM 444,000, related to the sale of approximately 800 subscribers which did not fit into the Company's strategic plans.

     EXTRAORDINARY LOSS. In February 1998, the Company purchased and canceled a portion of its Senior Discount Notes with a net book value of DM 5,507,000 for cash consideration of DM 7,200,000. The extraordinary loss of DM 1,931,000 includes the full amortization of the unamortized costs and expenses related to the issuance of the cancelled Senior Discount Notes.

     NET LOSS. Net loss increased DM 1,389,000 from DM 12,066,000 in the first quarter of 1997 to DM 13,455,000 in the first quarter of 1998 as a result of the factors discussed above.

     EBITDA. In addition to other items, some of which are reflected in its statement of operations data, the Company measures its financial performance by EBITDA. The Company defines EBITDA as earnings (loss) before extraordinary items, loss on the sale of business, net interest expense, income taxes and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not a U.S. GAAP measure of income (loss) or cash flow from operations and should not be considered as an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of liquidity. EBITDA increased from DM 9,373,000 for the three months ended March 31, 1997 to DM 11,246,000 for the three months ended March 31, 1998 primarily as a result of revenues increasing at a faster rate than the sum of operating, selling, general and administrative and corporate overhead costs and expenses. The Company's EBITDA margin improved from 53.8% in the first quarter of 1997 to 54.7% in the first quarter in 1998. EBITDA per average subscriber increased by 7.2% from DM 8.30 per subscriber in the first quarter of 1997 to DM
8.91 per subscriber in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied on three sources for necessary funding:

     (i)   cash flow from operations,

     (ii)  borrowings under its bank facilities, and

     (iii) issuance of the Senior Discount Notes.

     At March 31, 1998, the Company's aggregate consolidated indebtedness was approximately DM 390,104,000, comprised of DM 171,000,000 of debt outstanding under its Amended 1996 Facilities, DM 2,532,000 of other bank debt, DM 2,729,000 of deferred purchase obligations, and DM 213,843,000 of Senior Discount Notes. The Senior Discount Notes are denominated in dollars and converted to Deutsche Marks at the rate of DM 1.85, the Noon Buying Rate of the Federal Reserve Bank of New York on March 31, 1998. The Company has entered into foreign currency forward contracts to hedge against the effect of rate fluctuations on the U.S. dollar denominated Senior Discount Notes.

     For the three months ended March 31, 1998 the Company generated net cash from operating activities of DM 6,752,000.

     For the three months ended March 31, 1998, the Company used cash in investing activities of DM 2,610,000. Such cash uses were primarily related to capital expenditures. Net cash used in financing activities amounted to 4,605,000. Such net cash was primarily used for the repurchase of the Senior Discount Notes partially offset by borrowings under the Amended 1996 Facilities.

     Capital expenditures of DM 2,939,000 for the three month period ended March 31, 1998 were related to the continued construction, expansion and upgrading of existing systems. The Company has only minimal commitments to make capital expenditures under the terms of concession or franchise agreements or otherwise, but anticipates that it will continue to increase its capital expenditures in the near future to further upgrade existing cable systems once they have been acquired. To the extent cash flow is not sufficient to fund its capital expenditures, the Company expects to borrow the necessary funds under the Amended 1996 Facilities.

     Substantial amounts of depreciation and amortization expense and non-cash interest which accrued on Senior Discount Notes continued to contribute to the net losses experienced by the Company. These expenses, however, do not result in a current outflow of cash.

     The Company believes that EBITDA provides a more meaningful measure of fixed cost coverage than does a deficiency of earnings to fixed charges. EBITDA amounts in each period are not solely available to satisfy cash interest expense amounts payable by the Company and may also be required for other corporate purposes, including increases in working capital, principal payments on debt and capital expenditures. EBITDA for the three month period ended March 31, 1998 was DM 11,246,000. Total interest expense for the same period was DM 9,785,000. Of the total interest expense in the three month period, DM 6,822,000 related to non-cash interest and related non-cash expenses on the Senior Discount Notes.

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

                                            KABELMEDIA HOLDING GMBH

                                            /s/ Jacques Hackenberg
                                            ------------------------------------
                                            Jacques Hackenberg
                                            Chief Executive Officer and
                                            Managing Director

                                            /s/ Paul Thomason
                                            ------------------------------------
                                            Paul Thomason
                                            Chief Financial Officer and
                                            Controller

Dated: May 15, 1998