Form 10-Q
period 1998-06-30
KABELMEDIA HOLDING GMBH
filed 1998-08-14
CIK 1017495

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO RULE 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

                            Yes [ ]          No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            KABELMEDIA HOLDING GMBH

                                   FORM 10-Q

                                     INDEX

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)
  Condensed consolidated statements of operations -- Three
     and six months ended
     June 30, 1998 and 1997.................................     3
  Condensed consolidated balance sheets -- June 30, 1998 and
     December 31, 1997......................................     4
  Condensed consolidated statements of cash flows -- Six
     months ended June 30, 1998 and 1997....................     5
  Notes to condensed consolidated financial statements......     6
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     8

PART II.  OTHER INFORMATION.................................    12
Signatures..................................................    13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                           JUNE 30,
                                            ------------------------------     -------------------------------
                                             1997        1998        1998       1997        1998        1998
                                            -------     -------     ------     -------     -------     -------
                                              DM          DM        U.S.$        DM          DM         U.S.$
Revenues...............................      18,026      20,921     11,602      35,458      41,481      23,003
Operating costs and expenses:
  Operations...........................       3,009       3,952      2,192       6,015       7,806       4,329
  Selling, general and
     administrative....................       2,918       2,955      1,639       5,968       5,845       3,241
  Corporate overhead...................       2,287       2,646      1,467       4,290       5,216       2,892
  Depreciation and amortization........      12,566      13,200      7,320      24,454      25,669      14,234
                                            -------     -------     ------     -------     -------     -------
Total..................................      20,780      22,753     12,618      40,727      44,536      24,696
                                            -------     -------     ------     -------     -------     -------
Operating loss.........................      (2,754)     (1,832)    (1,016)     (5,269)     (3,055)     (1,693)
Interest expense:
  Bank debt and other..................      (2,762)     (2,972)    (1,648)     (5,609)     (5,935)     (3,291)
  Senior Discount Notes................      (6,246)     (6,764)    (3,751)    (12,184)    (13,586)     (7,534)
Unrealized foreign exchange gain.......         792          --         --           5          --          --
Loss on sale of business...............          --                     --          --        (444)       (246)
                                            -------     -------     ------     -------     -------     -------
Loss before income taxes and
  extraordinary items..................     (10,970)    (11,568)    (6,415)    (23,057)    (23,020)    (12,764)
Income tax expense.....................        (210)        (40)       (22)       (189)       (112)        (62)
                                            -------     -------     ------     -------     -------     -------
Net loss before extraordinary item.....     (11,180)    (11,608)    (6,437)    (23,246)    (23,132)    (12,826)
Extraordinary item.....................          --          --         --          --      (1,956)     (1,085)
                                            -------     -------     ------     -------     -------     -------
Net loss...............................     (11,180)    (11,608)    (6,437)    (23,246)    (25,088)    (13,911)
                                            =======     =======     ======     =======     =======     =======

     See accompanying notes to condensed consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        JUNE 30,
                                                              DECEMBER 31,     ---------------------------
                                                                  1997            1998            1998
                                                              ------------     -----------     -----------
                                                                  DM               DM             U.S.$
                                                                               (UNAUDITED)     (UNAUDITED)
Cash.......................................................        1,568           1,174             651
Trade accounts receivable -- net...........................        1,566           1,876           1,040
Inventory..................................................        2,256           2,280           1,264
Property, plant and equipment -- net.......................      225,966         218,980         121,433
Goodwill -- net............................................      170,598         158,365          87,820
Foreign currency forward contracts.........................       39,632          39,993          22,178
Other assets...............................................       26,036          25,780          14,296
                                                                --------        --------        --------
TOTAL ASSETS...............................................      467,622         448,448         248,682
                                                                ========        ========        ========
Accounts payable...........................................        8,256           4,986           2,765
Accrued expenses and other liabilities.....................       10,017          11,075           6,141
Unamortized discount on foreign currency forward
  contracts................................................        8,581           7,476           4,146
Deferred revenue...........................................        7,672           7,305           4,051
Deferred purchase obligations..............................        2,729           2,000           1,109
Bank debt..................................................      170,937         172,307          95,551
Senior Discount Notes......................................      206,394         215,351         119,421
                                                                --------        --------        --------
TOTAL LIABILITIES..........................................      414,586         420,500         233,184
SHAREHOLDERS' EQUITY
Registered Capital.........................................       10,000          10,000           5,545
Capital contributions......................................      200,192         200,192         111,014
Accumulated deficit........................................     (157,156)       (182,244)       (101,061)
                                                                --------        --------        --------
TOTAL SHAREHOLDERS' EQUITY.................................       53,036          27,948          15,498
                                                                --------        --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY..................      467,622         448,448         248,682
                                                                ========        ========        ========

     See accompanying notes to condensed consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                ---------------------------
                                                                 1997       1998      1998
                                                                -------    ------    ------
                                                                  DM         DM      U.S.$
OPERATING ACTIVITIES
Net cash provided by operating activities...................      3,707    13,492     7,482
INVESTING ACTIVITIES
Purchases of property, plant and equipment..................     (5,030)   (6,207)   (3,442)
Cash from sale of business..................................         --       329       182
Acquisition of businesses and cable television systems......    (23,164)   (1,450)     (804)
                                                                -------    ------    ------
Net cash used in investing activities.......................    (28,194)   (7,328)   (4,064)
FINANCING ACTIVITIES
Proceeds from bank debt.....................................     22,800     6,500     3,605
Proceeds form deferred purchase obligations.................      2,728        --        --
Repayment of deferred purchase obligations..................         --      (729)     (404)
Repayment of bank debt......................................     (2,300)   (4,000)   (2,218)
Proceeds from bank overdrafts...............................        574        --        --
Repayment of bank overdrafts................................         --    (1,129)     (627)
Repurchase of Senior Discount Notes.........................         --    (7,200)   (3,992)
                                                                -------    ------    ------
Net cash provided by (used in) financing activities.........     23,802    (6,558)   (3,636)
                                                                -------    ------    ------
Net decrease in cash and cash equivalents...................       (685)     (394)     (218)
Cash and cash equivalents at beginning of period............        951     1,568       870
                                                                -------    ------    ------
Cash and cash equivalents at end of period..................        266     1,174       652
                                                                =======    ======    ======

     See accompanying notes to condensed consolidated financial statements

                    KABELMEDIA HOLDING GMBH AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Kabelmedia Holding GmbH (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") including those principles specific to the cable television industry. The Company maintains its financial records in accordance with the German Commercial Code, which represents generally accepted accounting principles in Germany ("German GAAP"). Generally accepted accounting principles in Germany vary in certain significant respects from U.S. GAAP. Accordingly, the Company has recorded certain adjustments in order that these unaudited condensed consolidated financial statements be in accordance with U.S. GAAP for interim financial information.

     Effective for companies with fiscal years beginning after December 15, 1997, comprehensive income and its components are required to be reported in the financial statements in accordance with Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income. For the periods presented, the Company has no comprehensive income.

     Solely for the convenience of the reader, the accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 1998 have been translated into United States dollars ("U.S. $") at the rate of DM 1.8033 per $1.00 the Noon Buying Rate of the Federal Reserve Bank of New York on June 30, 1998. The translations should not be construed as a representation that the amounts shown could have been, or could be, converted into U.S. dollars at that or any other rate.

2.   BUSINESS ACQUISITIONS AND DISPOSITIONS

     On January 1, 1998 Kabelmedia sold approximately 800 subscribers for total consideration of DM329,000 The disposition resulted in a loss on the sale of business of DM 444,000.

     In April 1998, Kabelmedia acquired the cable television assets of MKM Kabelfernsehen GmbH & Co. KG Projekt Magdeburg ("MKM") located in the city of Magdeburg, Germany for total consideration of DM 1,450,000. The systems which Kabelmedia acquired from MKM passed approximately 2,700 homes and had 2,600 customers at the acquisition date.

     In April 1998, the company and the Beteiligungsgesellschaft AGFB Aktiengesellschaft fur Beteiligungen an Telekommunikationsunternehmen and Suweda Elektronische Medien- und Kabelkommunikations AG (Suweda/AGFB Group) executed a non-binding letter of intent to merge their respective cable television operations. The Suweda/AGFB Group was founded in 1983 and has approximately 360,000 cable television customers. The Company and the Suweda/AGFB Group expect to enter into a definite merger agreement and seek shareholder approval sometime in the third quarter of 1998. There can be no assurance at this time that the proposed merger will be consummated.

3.   FOREIGN EXCHANGE

     The Company has entered into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations of the U.S. dollar denominated Senior Discount Notes. At June 30, 1998 the Company had entered into foreign currency forward contracts for delivery of $130,000,000 between October 4, 2001 and June 28, 2002, at prices ranging from DM 1.4385 to DM 1.7752 per U.S. $1.00. See Note 9 to the December 31, 1997 statements included in the Company's Registration Statement on Form 10-K.

4.   SENIOR DISCOUNT NOTES

     In February 1998, the Company purchased and canceled a portion of its Senior Discount Notes with a net book value of DM 5,507,000 for cash consideration of DM 7,200,000. The purchase of the notes resulted in an extraordinary loss of DM 1,956,000, representing the difference between the purchase price and the accreted value of the Senior Discount Notes at the time of repurchase and the full amortization of the unamortized costs and expenses related to the issuance of the cancelled notes.

5.   RECLASSIFICATION

     Certain amounts in the prior year have been reclassified to conform with the 1998 consolidated condensed financial statement presentation.

6.   SUBSEQUENT EVENT

     In July 1998, the Company purchased and canceled a portion of its Senior Discount Notes with a net book value of DM 4,807,622. The purchase of the notes resulted in an extraordinary loss of DM 1,578,141, representing the difference between the purchase price and the accreted value of the Senior Discount Notes at the time of repurchase and the full amortization of the unamortized costs and expenses related to the issuance of the cancelled notes.

     In July 1998, Kabelmedia acquired the shares of HUSAT Kommunikationssysteme GmbH ("HUSAT") for total consideration of DM 16,003,800 plus closing costs and expenses of DM465,057 The purchase price consisted of cash payments of approximately DM 9,364,000, and the assumption of liabilities of DM 6,640,000. HUSAT passed approximately 30,066 homes and served 23,500 customers at the date of acquisition. HUSAT will be consolidated into the Berlin region.

     In July 1998, KabelMedia purchased two cable television systems of MKM Kabelfernsehen GmbH & Co. KG, Koblenz ("MKM") for total consideration of DM 4,200,000 plus closing costs and expenses of DM 161,000 The purchase price consisted of cash payments of approximately DM 2,200,000 and the assumption of liabilities of DM 2,000,000. The two systems passed 6,423 homes and had 5,194 customers at the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1998

     REVENUES. Revenues increased 16.1% from DM 18,026,000 in the second quarter of 1997 to DM 20,921,000 in the second quarter of 1998. The increase was primarily attributable to a 8.6% increase (from 388,798 to 422,279) in the average monthly number of customers and a 6.9% increase (from DM 15.45 to DM
16.51 ) in the average monthly revenue per customer from the second quarter of 1997 to the second quarter of 1998. The increase in the Company's average monthly number of customers was primarily related to the acquisitions of cable television companies subsequent to March 31, 1997 and as of the respective dates of the acquisitions, collectively served approximately 35,900 customers. The entire increase in the average monthly revenue per customer is attributable to rate increases implemented since March 31, 1997 as the acquisitions had lower monthly revenue per customer than the Company's average at the time of acquisition.

     OPERATING EXPENSES. Operating expenses increased 31.3% from DM 3,009,000 in the first quarter of 1997 to DM 3,952,000 in the second quarter of 1998, principally as a result of increased costs associated with the cable television companies acquired and increased costs under the Company's signal delivery contracts with Deutsche Telekom AG, under which programming is procured for a portion of the Company's cable systems.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 1.3% from DM 2,918,000 in the second quarter of 1997 to DM 2,955,000 in the second quarter of 1998 principally as a result of increased salaries and wages associated with the cable television companies acquisitions. Selling, general and administrative expenses as a percent of revenue declined from 16.2% in the second quarter of 1997 to 14.1% in the second quarter of 1998, reflecting higher revenue per subscriber and increased efficiencies.

     CORPORATE OVERHEAD. Corporate overhead increased by 15.7% from DM 2,287,000 in the second quarter of 1997 to DM 2,646,000 in the second quarter of 1998. The increase was primarily attributable to increased costs associated with the addition of accounting, administrative and MIS personnel required to manage a larger customer base, increased costs associated with customizing the Company's billing subscriber system and increased costs associated with customer mailings. Corporate overhead as a percent of revenue stayed virtually unchanged from second quarter of 1997 to second quarter of 1998.

     DEPRECIATION AND AMORITIZATION. Depreciation and amortization increased by DM 634,000 from DM 12,566,000 in the second quarter of 1997 to DM 13,200,00 in the second quarter of 1998, principally as a result of increased assets and goodwill associated with acquisitions of cable television companies.

     INTEREST EXPENSE. Interest expense increased 8.1% from DM 9,008,000 in the second quarter of 1997 to DM 9,736,000 in the second quarter of 1998, principally as a result of an increase in the average bank indebtedness related to the acquisitions consummated and Senior Discount Notes repurchased since March 31, 1997 and to the interest accreted on the Senior Discount Notes. Of the total interest accrued in the second quarter of 1998, DM 6,764,000 related to non-cash interest and the non-cash amortization of financing fees on the Senior Discount Notes.

     NET LOSS. Net loss increased DM 428,000 from DM 11,180,000 in the second quarter of 1997 to DM 11,608,000 in the second quarter of 1998 as a result of the factors discussed above.

     EBITDA. In addition to other items, some of which are reflected in its statement of operations data, the Company measures its financial performance by EBITDA. The Company defines EBITDA as earnings (loss) before extraordinary items, net interest expense, income taxes and depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not a U.S. GAAP measure of income (loss) or cash flow from operations and should not be considered as an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of liquidity. EBITDA increased from DM 9,812,000 for the three months ended June 30, 1997 to DM 11,368,000 for the three months ended June 30, 1998, primarily as a result of revenues increasing at a faster rate than the sum of operating, selling, general and administrative and corporate overhead costs and expenses. EBITDA per average subscriber increased by 6.7% from DM 8.41 per subscriber in the second quarter of 1997 to DM 8.97 per subscriber in the second quarter of 1998.

SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1998

     REVENUES. Revenues increased 17.0% from DM 35,458,000 in the first half of 1997 to DM 41,481,000 in the second half of 1998. The increase was primarily attributable to a 10.8% increase (from 380,300 to 421,503) in the average monthly number of customers and a 5.53% increase (from DM 15.54 to DM 16.40) in the average monthly revenue per customer from the first six months of 1997 to the first six month of 1998. The increase in the Company's average monthly number of customers was primarily related to the acquisitions of cable television companies subsequent to December 31, 1996 and, as of the respective dates of the acquisitions, collectively served approximately 42,000 customers. The increase in the average monthly revenue per customer in attributable to rate increases implemented since December 31 1996 as the acquisitions had lower monthly revenue per customer than the Company's average at the time of acquisition.

     OPERATING EXPENSES. Operating expenses increased 29.8% from DM 6,015,000 in the first half of 1997 to DM 7,806,000 in the first half of 1998, principally as a result of increased costs associated with the cable television companies acquired and increased costs under the Company's signal delivery contracts with Deutsche Telekom AG, under which programming is procured for a portion of the Company's cable systems.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by 2.1% from DM 5,968,000 in the first six months of 1997 to DM 5,845,000, principally as a result of the decreased costs associated with the conclusion of system audits which were performed in 1997. As a percent of revenue selling general and administrative expenses declined from 16.8% in the first half of 1997 to 14.1% in the first half of 1998, reflecting higher revenue per subscriber and increased efficiencies.

     CORPORATE OVERHEAD. Corporate overhead increased by 21.6% from DM 4,290,000 in the first half of 1997 to DM 5,216,000 in the first half of 1998. The increase is attributable to the addition of the management, accounting, administrative and MIS personnel required to manage a larger customer base, increased costs associated with customizing the Company's billing subscriber system and increased costs associated with customer mailings. Corporate overhead as a percent of revenue increased from 12.1% in the first half of 1997 to 12.6% in the first half of 1998. A portion of the increase was partially offset by reductions in legal, accounting and consulting costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by DM 1,215,000 from DM 24,454,000 in the first half of 1997 to DM 25,669,000 in the first half of 1998, principally as a result of increased assets and goodwill associated with acquisitions of cable television companies.

     INTEREST EXPENSE. Interest expense increased 9.7% from DM 17,793,000 in the first half of 1997 to DM 19,521,000 in the first half of 1998 as a result of an increase in average bank indebtedness related to the acquisitions consummated and Senior Discount Notes repurchased since December 31, 1997 and to the accreted interest on the Senior Discounts Notes. Of the total interest accrued in the first half of 1998, DM 13,586,000 related to non-cash interest and non-cash amortization of financing fees on the Senior Discount Notes.

     LOSS ON SALE OF BUSINESS. The Company recorded a loss on the sale of business in the first half of 1998 of DM 444,000 related to the sale of approximately 800 subscribers which did not fit into the Company's strategic plans.

     EXTRAORDINARY LOSS. In February 1998, the Company purchased and cancelled a portion of its Senior Discount Notes with a net book value of DM 5,507,000 for cash consideration of DM 7,200,000. The extraordinary loss of DM 1,956,000 includes the full amortization of the unamortized costs and expenses related to the issuance of the cancelled Senior Discount Notes.

     NET LOSS. Net loss increases DM 1,842,000 from DM 23,246,000 in the first half of 1997 to DM 25,088,000 in the first half of 1998 as a result of the factors discussed above.

     EBITDA. In addition to other items, some of which are reflected in its statement of operations data, the Company measures its financial performance by EBITDA. The Company defines EBITDA as earnings (loss) before extraordinary items, minority interests, net interest expense. Income taxes and depreciation and amortization. The Company believes that EBITDA is meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not a U.S. GAAP measure of income
(loss) or cash flow from operations and should not be considered as a alternative to net income (loss) as an indication of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of liquidity. EBITDA increased from DM 19,185,000 for the six months June 30,1997 to DM 22,614,000 for the six months ended June 30,1998 primarily as a result of revenues increasing at a faster rate than the sum of operating and selling, general and administrative and corporate costs and expenses. EBITDA per average subscriber increased by 6.4% from DM 8.41 per subscriber in the first half of 1997 to DM 8.94 per subscriber in the first half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied on three sources for necessary funding:

     (i)   cash flow from operations,

     (ii)  borrowings under its bank facilities, and

     (iii) issuance of the Senior Discount Notes.

     At June 30, 1998, the Company's aggregate consolidated indebtedness was approximately DM 389,658,000, comprised DM 171,000,000 of debt outstanding under its Amended 1996 Facilities, DM 1,307,000 of other bank debt, DM 2,000,000 of deferred purchase obligations, and DM 215,351,000 of Senior Discount Notes. The Senior Discount Notes are denominated in dollars and converted to Deutsche Marks at the rate of DM 1.8033, the Noon Buying Rate of the Federal Reserve Bank of New York on June 30, 1998. The Company has entered into foreign currency forward contracts to hedge against the effect of rate fluctuations on the U.S. dollar denominated Senior Discount Notes.

     For the six months ended June 30, 1998 the Company generated net cash from operating activities of DM 13,492,000.

     For the six months ended June 30, 1998, the Company used cash in investing activities of DM 7,328,000. Such cash uses were primarily related to capital expenditures and the acquisition of cable television system. Net cash used in financing activities amounted to 6,558,000. Such net cash was primarily used for the repurchase of the Senior Discount Notes.

     Capital expenditures of DM 6,207,000 for the six month period ended June 30, 1998 were related to the continued construction, expansion and upgrading of existing systems. The Company has only minimal commitments to make capital expenditures under the terms of concession or franchise agreements or otherwise, but anticipates that it will continue to increase its capital expenditures in the near future to further upgraded existing cable systems once they have been acquired. To the extent cash flow is not sufficient to fund its capital expenditures, the Company expects to borrow the necessary funds under the Amended 1996 Bank Facility. The acquisition of cable television system of DM 1,450,000 was related to the purchase of 2.600 customers from MKM in April 1998.

     Substantial amounts of depreciation and amortization expense and non-cash interest which accrued on Senior Discount Notes continued to contribute to the net losses experienced by the Company. These expenses, however, do not result in a current outflow of cash.

     The Company believes that EBITDA provides a more meaningful measure of fixed cost coverage than does a deficiency of earnings to fixed charges. EBITDA amounts in each period are not solely available to satisfy cash interest expense amounts payable by the Company and may also be required for other corporate purposes, including increases in working capital, principal payments on debt and capital expenditures. EBITDA for the six month period ended June 30, 1998 was DM 22,614,000. Total interest expense for the same period was DM 19,521,000. Of the total interest expense in the six month period, DM 13,586,000 related to non-cash interest on the Senior Discount Notes.

INTRODUCTION OF EURO AND YEAR 2000

     The Company recognizes the need to ensure that its operations will not be adversely impacted by software failures related to Germany's participation in the European Monetary Union which results in the introduction of the Euro on January 1, 1999 and related to the Year 2000. The Company uses purchased software for its accounting system and subscriber management system. The financial accounting software is presently Year 2000 compliant, but not fully Euro compliant. The subscriber management software is neither Year 2000 or Euro compliant. Upgrades are available and the Company is in the process of obtaining these upgrades and expects that the software will be installed prior to Germany's conversion to the Euro and prior to the Year 2000, as the case may be. The total cost of acquiring these upgrades and achieving Euro and Year 2000 compliance is not expected to have a material effect on the operations and the consolidated financial position and results of operations of the Company. However, while the Company expects that its systems will be Euro and Year 2000 compliant, the Company is still in the process of ascertaining whether its main contracting parties such as Deutsche Telekom, its banks and the main electricity providers to its cable networks will be Euro and Year 2000 compliant in a timely manner. At this time, the Company cannot ascertain the magnitude of the impact of the non-compliance of its main contracting parties on the Company's business and its financial condition.

FORWARD-LOOKING STATEMENTS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include the risks relating to the Company's acquisition strategy, the competitive environment in the German cable industry, changes in the regulatory framework as well as changes in the programming costs, and those discussed elsewhere in this Quarterly Report on Form 10-Q.

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

Dated: August 14, 1998